Form 10-Q
period 2026-06-30
BioStem Technologies, Inc.
filed 2026-08-12
CIK 1658678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to____________________________

Commission File Number: 001-42292

BioStem Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Florida	27-0400416
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2836 Center Port Circle Pompano Beach, FL	33064
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 380-8342

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	BSEM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2026, the registrant had 17,849,471 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended June 30, 2026 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate” and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Specifically, this Quarterly Report contains forward-looking statements regarding:

•
our strategy, future operations, financial positions, estimated revenues or expenses and profits/losses, forecasts, projected costs, prospects and plans, including our goal to become a leader in regenerative medicine;
•
our expectations regarding the demand for healing solutions;
•
our ongoing commitment to innovation, quality and superior outcomes through the use of our products;
•
our intention to expand our portfolio of products to address the broader advanced wound care and surgical hospital market;
•
any assumptions that we may make regarding the costs associated with the treatment and management of patients with acute and chronic risks;
•
any projections regarding the growth of the global wound care and surgical hospital markets;
•
our opportunities and strategies for growth, including our expectations with regard to the BioTissue assets and our intention to expand into international markets;
•
any assumptions that we make regarding the data that we may rely on as well as our knowledge of the industry;
•
our expectations regarding competition in the industry, as well as our ability to compete effectively;
•
our ability to attract and retain talent and the effectiveness of our compensation strategies and leadership;
•
our expectations regarding Medicare reimbursement reform involving certain of our products and our ability to secure Medicare reimbursement in the future;
•
our ability to remediate material weaknesses, as well as any impact it may have on our business and financial condition if we are unable to remediate such weaknesses or fail to identify new weaknesses;
•
our expectations regarding our compliance with current laws and regulations and the impact of future laws or regulations on our business;
•
our expectations regarding the expenses that we may incur, as well as our ability to generate revenue and sustain profitability;
•
our ability to maintain effective internal procedures;
•
our expectations regarding our intent to pay dividends;
•
our beliefs regarding the collectability of our outstanding accounts receivable from Venture Medical;
•
our ability to incorporate the Catalyze product into our product offering and commercial strategy;
•
our beliefs regarding our accounting estimates and policies and the effects of any recently issued accounting pronouncements; and
•
our ability to benefit from the expected growth of the global advanced wound care and surgical markets.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date hereof, unless otherwise required by law. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•
the success or failure of management’s efforts to continue the development, manufacture and sale of our products;
•
our ability to fund our operating expenses and expand our business;
•
our ability to compete with other companies that have a similar business plan;
•
the effect of changing economic conditions impacting our business operations;
•
rapid technological change that could cause our products to become obsolete and if we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete;
•
to be commercially successful, we must convince clinicians that our products are safe and effective alternatives to existing products;
•
changes to the regulatory environment and oversight, now or in the future, that negatively impact our economics or ability to manufacture and sell our products;
•
our expectations regarding costs relating to compliance with regulatory requirements;
•
our belief in the sufficiency of our intellectual property rights in our products;
•
our expectations regarding government and other third-party coverage and reimbursement for our products;
•
our ability to manufacture our products in conformity with the applicable regulatory requirements and to scale up manufacturing of our products to a commercial scale in order to meet future demand expectations;
•
the rate and degree of market acceptance of our products;
•
the benefits of the use of our products;
•
our ability to identify, develop, acquire and in-license additional products;
•
our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;
•
the accuracy of our estimates regarding our expenses, future revenue, capital requirements and needs for additional financing;
•
the loss of key members of our management team;
•
our ability to expand in existing and new markets;
•
our ability to satisfy public company financial audit requirements;
•
our expectations regarding the growth of the advanced wound care and surgical markets;
•
volatility in the price of our common stock; and
•
the other risk factors described in this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$6,962,492	$29,549,018
Accounts receivable, net of allowance of $9,023,768 as of June 30, 2026 and December 31, 2025, respectively	6,621,357	9,874,468
Inventory	4,711,775	2,877,160
Prepaid expenses and other assets	2,485,430	2,102,803
Total current assets	20,781,054	44,403,449
Long-Term Assets
Property and equipment, net	4,419,563	3,970,513
Construction-in-process	505,307	961,032
Right-of-use asset, net	220,551	327,267
Intangible assets, net	21,359,186	119,765
Goodwill	1,532,635	244,635
Total assets	$48,818,296	$50,026,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,457,957	$4,441,419
License fees payable	434,775	729,975
Income tax payable	-	31,512
Accrued interest	11,333	2,227,500
Operating lease liabilities	222,471	225,768
Notes payable	1,000,000	3,000,000
Contingent consideration payable	10,000,000	-
Other current liabilities	75,808	127,406
Total current liabilities	21,202,344	10,783,580
Long-Term Liabilities
Operating lease liabilities, less current portion	1,355	105,262
Total long-term liabilities	1,355	105,262
Total liabilities	21,203,699	10,888,842

Commitments and contingencies (Note 13)
Stockholders' Equity
Series A-1 convertible preferred stock, $0.001 par value; authorized 300 shares; issued and outstanding 300 shares as of June 30, 2026 and December 31, 2025.	-	-
Series B-1 convertible preferred stock, $0.001 par value; authorized 500,000 shares; issued and outstanding 5 shares as of June 30, 2026 and December 31, 2025.	-	-
Common stock, $0.001 par value; authorized 975,000,000 shares; issued and outstanding 17,839,467 and 16,825,716 shares as of June 30, 2026 and December 31, 2025, respectively.	17,841	16,827
Additional paid-in capital	66,605,483	60,338,654
Treasury stock, 18,000 shares at cost	(43,346)	(43,346)
Accumulated deficit	(38,965,381)	(21,174,316)
Total stockholders' equity	27,614,597	39,137,819
Total liabilities and stockholders' equity	$48,818,296	$50,026,661

See accompanying Notes to Condensed Consolidated Financial Statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$7,899,249	$10,963,174	$14,034,779	$26,930,195
Cost of goods sold	3,058,588	685,177	5,434,627	1,538,615
Gross profit	4,840,661	10,277,997	8,600,152	25,391,580

Sales and marketing expenses	5,321,885	1,275,150	9,067,472	2,398,528
General and administrative expenses	6,496,530	6,871,997	13,717,319	13,868,762
Research and development expenses	733,616	1,957,352	1,870,845	3,647,506
Depreciation and amortization expense	689,317	60,739	1,229,754	114,700
Total operating expenses	13,241,348	10,165,238	25,885,390	20,029,496
(Loss) income from operations	(8,400,687)	112,759	(17,285,238)	5,362,084
Other (expense) income:
Interest income, net	23,362	64,785	87,037	93,332
Other (expense) income	(594,035)	409	(592,864)	3,070
Other (expense) income, net	(570,673)	65,194	(505,827)	96,402
Total (loss) income from operations before income taxes	(8,971,360)	177,953	(17,791,065)	5,458,486
Income tax expense	-	(167,340)	-	(1,539,751)
Net (loss) income	$(8,971,360)	$10,613	$(17,791,065)	$3,918,735

Basic net (loss) income per share attributable to common stockholders	$(0.52)	$0.00	$(1.04)	$0.23

Diluted net (loss) income per share attributable to common stockholders	$(0.52)	$0.00	$(1.04)	$0.17

Basic weighted average common shares outstanding	17,327,652	16,708,776	17,090,140	16,689,537

Diluted weighted average common shares outstanding	17,327,652	23,419,726	17,090,140	23,508,268

See accompanying Notes to Condensed Consolidated Financial Statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Series A-1		Series B-1		Common Stock		Additional			Total
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2026	300	$-	5	$-	16,984,057	$16,985	$61,889,015	$(43,346)	$(29,994,021)	$31,868,633

Stock based compensation- stock options	-	-	-	-	-	-	1,002,280	-	-	1,002,280

Stock based compensation- restricted common stock	-	-	-	-	108,943	110	1,360,187	-	-	1,360,297

Issuance of common stock for services	-	-	-	-	198	-	1,000	-	-	1,000

Issuance of common stock for cash	-	-	-	-	746,269	746	2,353,001	-	-	2,353,747

Net loss	-	-	-	-	-	-	-	-	(8,971,360)	(8,971,360)
Balance as of June 30, 2026	300	$-	5	$-	17,839,467	$17,841	$66,605,483	$(43,346)	$(38,965,381)	$27,614,597

	Series A-1		Series B-1		Common Stock		Additional			Total
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2025	300	$-	5	$-	16,711,012	$16,712	$56,803,199	$(43,346)	$(10,685,282)	$46,091,283

Stock based compensation - stock options	-	-	-	-	-	-	495,874	-	-	495,874

Stock based compensation - restricted stock	-	-	-	-	32,252	33	633,958	-	-	633,991

Issuance of common stock for services	-	-	-	-	249	-	3,000	-	-	3,000

Net income	-	-	-	-	-	-	-	-	10,613	10,613

Balance as of June 30, 2025	300	$-	5	$-	16,743,513	$16,745	$57,936,031	$(43,346)	$(10,674,669)	$47,234,761

See accompanying Notes to Condensed Consolidated Financial Statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Series A-1		Series B-1		Common Stock		Additional			Total
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2025	300	$-	5	$-	16,825,716	$16,827	$60,338,654	$(43,346)	$(21,174,316)	$39,137,819

Stock based compensation- stock options	-	-	-	-	-	-	1,668,345	-	-	1,668,345

Stock based compensation- restricted common stock	-	-	-	-	266,709	267	2,241,484	-	-	2,241,751

Issuance of common stock for services	-	-	-	-	773	1	3,999	-	-	4,000

Issuance of common stock for cash	-	-	-	-	746,269	746	2,353,001	-	-	2,353,747

Net loss	-	-	-	-	-	-	-	-	(17,791,065)	(17,791,065)
Balance as of June 30, 2026	300	$-	5	$-	17,839,467	$17,841	$66,605,483	$(43,346)	$(38,965,381)	$27,614,597

	Series A-1		Series B-1		Common Stock		Additional			Total
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2024	300	$-	5	$-	16,661,482	$16,662	$54,642,012	$(43,346)	$(14,593,404)	$40,021,924

Stock based compensation - stock options	-	-	-	-	-	-	2,227,885	-	-	2,227,885

Stock based compensation - restricted stock	-	-	-	-	64,503	65	1,020,818	-	-	1,020,883

Issuance of common stock for services	-	-	-	-	861	1	11,999	-	-	12,000

Issuance of shares for warrant exercise	-	-	-	-	16,667	17	33,317	-	-	33,334

Net income	-	-	-	-	-	-	-	-	3,918,735	3,918,735

Balance as of June 30, 2025	300	$-	5	$-	16,743,513	$16,745	$57,936,031	$(43,346)	$(10,674,669)	$47,234,761

See accompanying Notes to Condensed Consolidated Financial Statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,791,065)	$3,918,735
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	64,600	52,967
Amortization expense	1,165,154	61,734
Amortization of debt discount	-	63,607
Amortization of right-of-use asset	106,716	53,559
Stock-based compensation expense	3,914,096	4,872,564
Fair value adjustment to contingent consideration	1,412,000	-
Gain on extinguishment of debt	(815,250)	-
Deferred tax benefit	-	(527,450)
Changes in operating assets and liabilities:
Accounts receivable	3,253,111	8,065,416
Inventory	(1,834,615)	(636,397)
Prepaid expenses and other assets	(364,256)	(856,192)
Accounts payable and accrued expenses	4,911,963	(279,938)
License fees payable	(295,200)	(1,916,925)
Income tax payable	(31,512)	(3,498,045)
Accrued interest	99,083	133,403
Other current and long-term liabilities	(158,802)	(10,697)
Net cash (used in) provided by operating activities	(6,363,977)	9,496,341
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction-in- process	(57,925)	(497,150)
Cash paid in business combination	(15,018,371)	-
Net cash used in investing activities	(15,076,296)	(497,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(3,500,000)	(1,021,351)
Proceeds from issuance of common stock	2,500,000	-
Cash paid for costs related to the issuance of common stock	(146,253)	-
Issuance of common stock for warrant exercise	-	33,334
Net cash used in financing activities	(1,146,253)	(988,017)
Cash and cash equivalents:
Net change during the period	(22,586,526)	8,011,174
Balance, beginning of period	29,549,018	22,832,706
Balance, end of period	$6,962,492	$30,843,880
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,316,475	$12,717
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Construction-in-process transferred to property and equipment	$513,651	$21,184
Initial ROU asset and operating lease liability	$-	$214,220
Non-cash contingent consideration payable	$8,588,000	$-
Development of internal-use software in accounts payable	$104,575	$-
Promissory note in conjunction with debt extinguishment (Note 10)	$1,000,000	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

BioStem Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization, Description of Business, and Liquidity

Organization and Description of Business

BioStem Technologies, Inc. (hereinafter the "Company”), was incorporated as Aladdin & Company Trading in Utah on July 7, 2006. Aladdin & Company Trading later changed its name to Caribbean Casino & Gaming Corporation and re-domiciled in Florida on March 2, 2009. On January 7, 2013, Caribbean Casino & Gaming Corporation changed its name to Caribbean International Holdings, Inc. On August 28, 2014, the Company changed its name to BioStem Technologies, Inc.

Our mission is to create and deliver the most advanced healing technologies in the world. As a leader in regenerative medicine, we are focused on the development and commercialization of perinatal tissue-based therapies that support healing across the continuum of care, including advanced wound care and surgical applications. The company harnesses the natural properties of perinatal tissue through our proprietary processing technologies to deliver clinically effective solutions that promote tissue repair and regeneration.

Patients benefit from these technologies in a multitude of ways. Those with chronic wounds experience wound closure at higher rates and more quickly – improving overall quality of life and reducing the rate of debilitating sequelae including amputation and death. Surgical patients enjoy faster healing, improved restoration of function, faster return to normal daily life and reduced rates of complications. With these improved outcomes, the overall cost of patient care is reduced over time.

Our portfolio consists primarily of placenta-derived tissue allografts, which are human tissues used as protective barriers or coverings to support the body’s natural healing processes. We offer both dry and cryopreserved allografts that are utilized across a broad range of clinical settings, including advanced wound care and surgical applications. We intend to continue expanding our portfolio with complementary regenerative therapies and technologies that address unmet needs across wound management and surgical healing.

In January 2026, we expanded our portfolio through the purchase and licensing of certain assets from BioTissue Holdings Inc.’s surgical and wound care business. Among the assets we acquired and licensed were the well-known Neox® and Clarix® product lines, as well as a broad national footprint of direct sales representatives and contracted independent sales agents. We believe this acquisition will meaningfully bolster our commercial capabilities and deepen our presence in both hospital inpatient and outpatient care environments. The Company’s fiscal year end is December 31.

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of $6,962,492. During the three months ended June 30, 2026 and June 30, 2025, the Company had a net loss of $8,971,360 and net income of $10,613, respectively. The Company had a net loss of $17,791,065 and net income of $3,918,735 during the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $38,965,381. The Company expects to incur net losses and negative cash flows from operations for at least the next twelve months as it adjusts to reduced product pricing dictated by the Centers for Medicare & Medicaid Services (CMS) that became effective in 2026, and has contractual and contingent obligations over the next twelve months related to the BioTissue acquisition and a restructured loan (see Note 10). The Company will require additional liquidity to continue its operations and meet its obligations over the next 12 months.

The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from the sale of our products. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may be necessary if the Company were unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The condensed consolidated statements of the Company are presented in United States dollars and have been prepared in accordance with financial accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and include the accounts of BioStem Technologies, Inc. and its wholly-owned subsidiaries, BioStem Life Sciences, Inc., Auxocell Operations Inc., and BioStem Properties, LLC. All intercompany transactions have been eliminated in consolidation.

Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025, was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The information included in this quarterly report on should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report for the year ended December 31, 2025. Interim results are not necessarily indicative of the results for the full year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.

Such estimates and assumptions impact both assets and liabilities, including but not limited to net realizable value of accounts receivable and inventory, estimated useful lives and impairment of long-lived assets, the valuation of intangible assets, goodwill, estimated fair value of stock-based awards, valuation of contingent consideration, and the valuation of deferred tax assets.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimates.

Risks and Uncertainties

The Company’s operations are subject to risks and uncertainties including financial, operational, regulatory, and other risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others: (i) the uncertainty associated with the commercialization and ultimate success of the Company’s products; (ii) competition inherent in the markets where products are expected to be sold; (iii) general economic conditions; and (iv) the related volatility related to product pricing determined and approved by the Centers for Medicare & Medicaid Services ("CMS").

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report for the year ended December 31, 2025 except for the addition of the value of our contingent consideration and estimated useful life of our acquired intangible assets as described in Note 3.

Note 3-Business Combination

Overview

On January 21, 2026 (the “Acquisition Date” or “Closing Date”), BioStem Technologies, Inc. (“BioStem” or the “Company”) completed the acquisition of a defined set of assets constituting the surgical and wound care business (the “Business”) from BioTissue Holdings Inc. and BioTissue Surgical Inc. (collectively, “BioTissue” or the “Seller”) pursuant to an Asset Purchase Agreement dated January 21, 2026 (the “APA”). The Company has integrated the acquired operations into its existing business to expand its product offerings and commercial presence within both chronic and acute wound care markets, including hospital-based settings.

The Company evaluated the acquisition under ASC 805, Business Combinations, and concluded that the acquired set of assets and activities including acquired rights to products, licensed IP, customer list, and workforce, constitutes a business. Accordingly, the acquisition has been accounted for as a business combination using the acquisition method of accounting.

For the three months ended June 30, 2026, the acquired Business generated $6,712,240 in revenue, net. From the date of the acquisition through June 30, 2026, the acquired Business generated $12,076,119 in revenue, net.

Supplemental Unaudited Pro Forma Information

The following unaudited supplemental pro forma information presents the consolidated results of operations of the Company combined with historical results of the Business acquired subsequent to the start of the three and six month period ended June 30, 2025, on a pro forma basis, as if the acquisition had occurred at the beginning of the most recently completed fiscal year preceding the acquisition:

	Pro Forma (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$7,899,249	$13,306,366	$15,521,105	$41,077,983
Net (loss) income	$(8,971,360)	$146,752	$(17,011,432)	$2,978,997

Pro forma information reflects adjustments that are expected to have a continuing impact on the Company's results of operations and are directly attributable to the acquisition. The unaudited supplemental pro forma information above includes adjustments to reflect direct transaction costs relating to the acquisition and the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable asset. The unaudited supplemental pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or of the Company's future consolidated statement of operations. The supplemental pro forma information presented above has been derived from the Company's historical condensed consolidated financial statements and from the historical accounting records of the acquired businesses to which it gives effect.

Acquisition-Related Costs

During the six months ended June 30, 2026, the company incurred $976,428 in transaction-related costs in connection with the acquisition, including advisory, legal, accounting, and valuation fees which have been expensed as incurred in accordance with ASC 805-10-25-23. The Company did not pay any transaction expenses on behalf of the Seller.

Consideration Transferred

Total consideration transferred was measured at acquisition-date fair value as follows:

Total cash consideration	$15,018,371
Contingent consideration	8,588,000
Total consideration transferred	$23,606,371

Acquired Assets, Liabilities Assumed, and Goodwill

The following table summarizes cash consideration paid for the identifiable assets acquired, liabilities assumed, and goodwill as of the acquisition date:

Prepaid expenses	$18,371
Licensed technology	11,700,000
Trade names and trademarks	1,800,000
Customer-related contracts and relationships	8,800,000
Goodwill	1,288,000
Contingent consideration payable	(8,588,000)
Total net assets acquired	$15,018,371

The identifiable intangible assets acquired consisted of licensed technology, trade names and trademarks, and customer-related contracts and relationships, with estimated useful lives of ten (10) years, fifteen (15) years, and seven (7) years, respectively. The Company engaged an independent third-party valuation specialist to assist in the determination of the fair value of intangible assets acquired. All key estimates, assumptions, and forecasts were either provided by or reviewed by management. While the third-party specialist provided significant input into the valuation, the final conclusions reflect the judgment of management. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs, which represents a Level 3 measurement, and were determined using an income based approach,

The fair values of the licensed technology and trade name and trademarks intangible assets in the table above were determined using the relief-from royalty-method. The relief-from-royalty method applies a royalty rate to projected income to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. The discount rate was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted-average cost of capital, and weighted-average return on assets. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash-flows over the forecast period.

The fair value of the customer-related contracts and relationships intangible asset was valued using the multi-period excess earnings method. The multi-period excess earnings involves isolating the net earnings attributable to the asset being measured based on the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The economic useful life was determined based on historical customer turnover rates and the useful life of developed technology.

Goodwill of $1,288,000 represents the excess of consideration transferred over the fair value of net identifiable assets acquired. It primarily reflects the expected synergies from integrating the acquired Business with the Company’s existing product portfolio, expanded Group Purchasing Organization ("GPO") access, and commercial infrastructure Goodwill is not deductible for income tax purposes.

Pursuant to Section 1.8 of the APA, the Company is obligated to pay the Seller a “Clearance Payment” of up to $10,000,000 upon receipt of Food and Drug Administration (the "FDA") 510(k) clearance for the Catalyze Product (Clarix Flo and Neox Flo) within 12 months following the Closing Date. The Company evaluated the Clearance Payment and concluded it represents contingent consideration in the business combination (ASC 805-10-55-18; 55-25). This contingent consideration liability was recorded as an other current liability at an acquisition-date fair value of $8,588,000. The acquisition-date fair value of the contingent consideration liability was determined based on a probability- weighted assessment of the likelihood of payment within 12 months following the Closing Date. On June 5, 2026, the FDA 510(k) clearance was obtained. The Company recorded an adjustment to the fair value of the contingent consideration in the amount of $1,412,000, which is recognized in other expenses. As of June 30, 2026, the full amount of the contingent consideration in the amount of $10,000,000 is recorded as a contingent consideration payable on the condensed consolidated balance sheet. See Note 16, Subsequent Events, for additional information.

Note 4- Inventory

The table below presents the Company’s inventory values, by category, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Raw materials	$35,643	$251,911
Finished goods	4,676,132	2,625,249
Total net realizable value	$4,711,775	$2,877,160

Note 5- Revenue

Prior to January 1, 2026, the Company primarily distributed its products through a single distributor customer ("Distributor") under a Distribution and Services agreement (the "D&S Agreement"). Throughout all of 2025, the Distributor served as the Company's sole customer for sale and distribution of its products. Effective January 1, 2026, the D&S Agreement was amended to primarily adjust the transfer price from the Company to the Distributor.

As described in Note 3, on January 21, 2026, the Company expanded its product portfolio by acquiring and licensing certain assets from BioTissue's surgical and wound care business. The acquired assets include the Neox® and Clarix® product lines, an established national network of direct and independent sales representatives, and an existing customer base with related customer contracts. The Company sells these products to Group Purchasing Organization ("GPO") members who transact directly with the Company at GPO-agreed pricing. GPOs are funded by administrative fees that are paid by the Company. These fees are set as a percentage of the purchase volume, which is typically about 2% of sales made to the GPO, and accounted for as a reduction from revenue.

Customer concentration

During the three months ended June 30, 2026 and June 30, 2025, the Company's single distributor customer accounted for approximately 14% and 100% of our unaudited consolidated revenue, respectively. During the six months ended June 30, 2026 and June 30, 2025, the Company's single distributor customer accounted for approximately 13% and 100% of our unaudited consolidated revenue, respectively.

As of June 30, 2026 and December 31, 2025 accounts receivable, net of $8,800,602 in credit losses from the Company's single distributor customer were $2,155,225 and $9,841,476, respectively.

Disaggregation of Revenue

The following table provides information about revenue disaggregated by major sites of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hospital	$6,712,240	$-	$12,076,119	$-
Physician office	1,098,449	10,963,174	1,870,100	26,930,195
Other	88,560	-	88,560	-
Revenue, net	$7,899,249	$10,963,174	$14,034,779	$26,930,195

Note 6- Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed based on the potential impact of dilutive securities, including outstanding common stock options, restricted stock units, warrants to purchase common stock, convertible preferred stock, and common stock issuable in connection with convertible notes. For periods in which the Company has reported negative net loss, diluted net loss per share is the same as basic net loss per share because common dilutive shares are not assumed to have been issued if their effect is anti-dilutive. Basic and dilutive net (loss) income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income available to common shareholders (numerator)	$(8,971,360)	$10,613	$(17,791,065)	$3,918,735

Weighted-average number of common shares (denominator)	17,327,652	16,708,776	17,090,140	16,689,537

Basic (loss) income per common share	$(0.52)	$0.00	$(1.04)	$0.23

Weighted-average number of common shares	17,327,652	16,708,776	17,090,140	16,689,537
Potential shares of common stock arising from stock options, warrants, and unvested RSU's	-	6,710,950	-	6,818,731
Total shares-diluted (denominator)	17,327,652	23,419,726	17,090,140	23,508,268

Diluted (loss) income per common share	$(0.52)	$0.00	$(1.04)	$0.17

Anti-dilutive weighted shares excluded from the calculation of diluted (loss) income per common share	5,312,033	58,800	6,236,531	51,370

Note 7 - Property and Equipment, net

The following table presents property and equipment as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Building	$433,448	$433,448
Building improvements	1,341,493	827,843
Land	2,367,443	2,367,443
Machinery and equipment	1,361,960	1,361,960
Computer and office equipment	64,702	64,702
Furniture and fixtures	226,802	226,802
Total property and equipment	5,795,848	5,282,198
Less: Accumulated depreciation	(1,376,285)	(1,311,685)
Total property and equipment, net	$4,419,563	$3,970,513

Construction-in-process	$505,307	$961,032

During the three months ended June 30, 2026 and 2025, depreciation expense related to property and equipment, net was $35,986 and $29,872, respectively. During the six months ended June 30, 2026 and 2025, depreciation expense was $64,600 and $52,967, respectively.

Note 8 - Finite Lived Intangible Assets and Goodwill

Goodwill

The following table presents goodwill as of June 30, 2026:

Goodwill, beginning of period	$244,635
Additions from acquisition (Note 3)	1,288,000
Goodwill, end of period	$1,532,635

There were no changes to goodwill during the three months ended June 30, 2025.

Intangible Assets

Amortization of intangible assets with finite lives is calculated on the straight-line method based on the following estimated useful lives:

Website and software development costs	5 years
Intellectual property	5-15 years
Customer relationships	7 years

The following table presents intangible assets other than goodwill as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$11,852,000	$637,000	$11,215,000
Trade names	1,800,000	53,333	1,746,667
Website & software development costs	330,482	174,233	156,249
Customer relationships	9,154,000	912,730	8,241,270
Total	$23,136,482	$1,777,296	$21,359,186

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$152,000	$106,500	$45,500
Website & software development costs	225,907	151,642	74,265
Customer relationships	354,000	354,000	-
Total	$731,907	$612,142	$119,765

During the three months ended June 30, 2026 and June 30, 2025, amortization expense was $653,331 and $30,867, respectively. During the six months ended June 30, 2026 and June 30, 2025, amortization expense was $1,165,154 and $61,734 respectively.

Future expected amortization expense of intangible assets is as follows:

Year Ending December 31,
2026 (remaining)	$1,321,186
2027	2,632,084
2028	2,585,501
2029	2,567,477
2030	2,547,143
Thereafter	9,705,794
Total	$21,359,186

Note 9 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accounts payable	$5,638,883	$1,399,998
Accrued liabilities	1,120,854	933,811
Accrued payroll and payroll tax	2,698,220	2,107,610
Total accounts payable and accrued expenses	$9,457,957	$4,441,419

Note 10- Notes Payable

The following table presents notes payable as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
On July 27, 2018, the Company entered into a Bridge Loan Agreement and Promissory Note, with an interest rate of 0.50% per month for the first six months and 0.75% per month through the Maturity Date of July 27, 2019. On April 27, 2026, BioStem Technologies, Inc. entered into a Settlement Agreement and Release to resolve all disputes arising from loan agreements in default.	$-	$1,000,000
On October 5, 2018, the Company entered into a Bridge Loan Agreement and Promissory Note, with an interest rate of 0.50%, per month for the first six months and 0.75% per month through the Maturity Date of October 5, 2019. On April 27, 2026, BioStem Technologies, Inc. entered into a Settlement Agreement and Release to resolve all disputes arising from loan agreements in default.	-	2,000,000
On April 23, 2026, the Company entered into a Bridge Loan Agreement and Promissory Note, with an interest rate of 0.50% per month for the first six months and 0.75% per month through the Maturity Date of April 23, 2027.	1,000,000	-
Total notes payable	1,000,000	3,000,000
Less: current portion of notes payable	(1,000,000)	(3,000,000)
Notes payable-long-term	$-	$-

In August 2019, the Company received notice from GMA Bridge Fund, LLC and GMA Bridge Holdings, LLC (collectively "GMA") that the Company is in default for the loan that matured on July 27, 2019, for non-payment and gave the Company notice that the note which matured on October 5, 2019, was also in default. On April 27, 2026, the Company entered into a settlement and release agreement (the "Agreement") with GMA to resolve all disputes arising from the loan agreements in default. Under the terms of the Agreement, the Company extinguished its total outstanding obligation of $5,315,250, comprised of $3,000,000 in original principal and $2,315,250 in accrued interest through a cash payment of $3,500,000 and the issuance of a new $1,000,000 secured promissory note with a maturity date of April 23, 2027, resulting in an $815,250 gain on extinguishment of debt, which was recognized as other income during the three months ended June 30, 2026. The new $1,000,000 promissory note is secured by a mortgage on the Company's property located at 2836 Center Port Circle in Pompano Beach, FL.

Note 11 - Stockholders' Equity

Common Stock and Warrants for Services

On April 8, 2024, the Company entered into an agreement with a service provider to provide certain services until December 27, 2025 (the “Service Agreement”) in exchange for 60,000 shares of restricted common stock with a fair value of $860,400 based on the market price of the Company's common stock on the grant date. Further, the Company issued the service provider a common stock purchase warrant (“Warrant”) which permits the service provider to purchase 50,000, 50,000 and 100,000 shares of the Company’s common stock at a price of $4.00 per share, $5.00 per share and $6.00 per share, respectively. The Warrant is immediately exercisable in whole or in part, by the service provider from April 8, 2024, to April 8, 2029. The total estimated grant date fair value of the Warrant using the Black-Scholes option pricing model was $1,943,500 and was recognized into expense over the term of the service provider’s agreement. The following inputs were utilized in the Black-Scholes option pricing model to estimate the Warrant fair value: common stock price as quoted on the OTC market of $10.78, exercise price of $4 - $6, volatility of 124.34%, and risk-free rate of 4.43%.

The initial value of the common stock and warrants have been reflected as an increase to additional paid in capital and prepaid expenses in the aggregate amount of $2,803,900. The fair value of these stock-based payments was being amortized into expense as services were provided by the vendor. During the three and six months ended June 30, 2025, the Service Agreement was terminated, and the Company recognized the remaining $1,202,766 prepaid expense balance as stock-based compensation expense included within general and administrative expenses.

The following table presents the Company’s common stock warrant activity during the six months ended June 30, 2026:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding as of December 31, 2025	2,033,467	$2.27	2.72
Granted	-	-	-
Exercises	-	-	-
Outstanding and exercisable as of June 30, 2026	2,033,467	$2.27	2.22

Series A-1 Convertible Preferred Shares

The Company has designated 300 shares of preferred stock with a par value of $0.001 as “Series A-1 Convertible Preferred Shares”.

The Series A-1 Convertible Preferred Shares entitle their holders to a number of votes equal to the number of shares issuable upon conversion times 2,000,000 granting the holders of Series A-1 Convertible Preferred Shares, as a group, effective control of the Company.

The Series A-1 Convertible Preferred Shares are convertible, at the option of the holders, or automatically upon a Qualified Public Offering resulting in gross proceeds to the Company of not less than $30 million, in whole but not in part, into 300 shares of common stock.

Holders of Series A-1 Convertible Preferred Shares are not entitled to receive dividends, out of assets legally available thereof, prior and in preference to any declaration or payment of any dividend on the common stock or any other capital stock of the Corporation.

As of June 30, 2026 and December 31, 2025 there are 300 shares of Series A-1 Convertible Preferred Shares outstanding.

Series B-1 Convertible Preferred Shares

The Company has designated 500,000 shares of preferred stock with a par value of $0.001 as “Series B-1 Convertible Preferred Shares”.

The Series B-1 Convertible Preferred Shares entitle their holders to votes equal to the number of shares issuable upon conversion.

The Series B-1 Convertible Preferred Shares are convertible, at the option of the holders, or automatically upon a Qualified Public Offering resulting in gross proceeds to the Company of not less than $30 million, in whole but not in part, into 30 shares of common stock.

The Series B-1 Convertible Preferred Shares shall be entitled to receive an annual dividend, payable in newly issued common stock, in an amount equal to ten percent of the number of then existing Series B-1 Convertible Preferred Shares issued and outstanding prior and in preference to any declaration or payment of any dividend on the common stock or any other capital stock of the Corporation. This dividend is cumulative.

As of June 30, 2026 and December 31, 2025, there are 5 shares of Series B-1 Convertible Preferred Shares outstanding.

Common Stock

Subject to the rights of holders of Series B-1 preferred shares, common stock shall be entitled to receive such cash dividends may be declared thereon by the Board from time to time out of assets of funds of the Corporation legally available.

The Company is authorized to issue 975,000,000 shares of common stock with a par value of $0.001 per share as of June 30, 2026 and December 31, 2025.

Common Stock Issuances

Three Months Ended June 30, 2026

During the three months ended June 30, 2026, the Company issued 108,943 shares of restricted common stock for fully vested RSUs. See the restricted stock unit disclosure in Note 12 below.

During the three months ended June 30, 2026, the Company issued 198 shares of common stock for services for $1,000 based on the market price of the Company's stock on the grant date.

On May 21, 2026, the Company entered into a Purchase Agreement with an investor pursuant to which the investor purchased 746,269 shares of our common stock at a purchase price of $3.35 per share.

Three Months Ended June 30, 2025

During the three months ended June 30, 2025, the Company issued 32,252 shares of restricted common stock for fully vested RSUs. See the restricted stock unit disclosure in Note 12 below.

During the three months ended June 30, 2025, the Company issued 249 shares of common stock for $3,000 of services, based on the market price of the Company's stock on the grant date.

Six Months Ended June 30, 2026

During the six months ended June 30, 2026, the Company issued 266,709 shares of restricted common stock for fully vested RSUs. See the restricted stock unit disclosure in Note 12 below.

During the six months ended June 30, 2026, the Company issued 773 shares of common stock for services for $4,000 based on the market price of the Company's stock on the grant date.

During the six months ended June 30, 2026, the Company entered into a Purchase Agreement with an investor pursuant to which the investor purchased 746,269 shares of our common stock at a purchase price of $3.35 per share, for aggregate gross proceeds of $2,500,000.

Six Months Ended June 30, 2025

During the six months ended June 30, 2025, the Company issued 64,503 shares of restricted common stock for fully vested RSUs.

During the six months ended June 30, 2025, the Company issued 861 shares of common stock for $12,000 of services, based on the market price of the Company's stock on the grant date.

During the six months ended June 30, 2025, the Company issued 16,667 shares of common stock for the exercise of a warrant and received cash proceeds of $33,334.

Note 12- Stock Based Compensation

Share-based Compensation Plan

The Board of Directors and stockholders approved the BioStem Technologies, Inc. 2022 Equity Incentive Plan (2022 EIP), effective as of January 3, 2023, which serves as the successor to the BioStem Technologies, Inc. 2021 Equity Incentive Plan (2021 EIP) and permits the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and cash-based awards and other stock-based awards to qualified employees, directors, and consultants. No new awards will be issued under the 2021 EIP as of the effective date of the 2022 EIP. Outstanding awards under the 2021 EIP continue to be subject to the terms and conditions of the 2021 EIP. If shares issued under the 2021 EIP and 2022 EIP pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares are added back to the reserves of the 2022 EIP. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will also become available for future grant or sale under the current EIP. The maximum aggregate number of shares that may be subject to awards and sold under the 2022 EIP is 6,752,693 shares. The shares may be authorized but unissued, or reacquired common stock. As of June 30, 2026, there were 3,984,613 shares reserved for future issuance under the current EIP. The term of each Option will be stated in the Award Agreement. In the case of an incentive stock option, the term will be no more than ten (10) years from the date of grant thereof. In the case of an incentive stock option granted to a Participant who, at the time the incentive stock option is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Incentive Stock Option will be five (5) years from the date of grant or such shorter term as may be provided in the Award Agreement.

Stock Options

The fair value of service-based stock options granted to employees and non-employees was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	June 30, 2026	June 30, 2025
Dividend yield	0%	0%
Expected term	6 years	6 years
Risk-free interest rates	3.86%-4.25%	4.02%-4.42%
Expected volatility	102.09-105.65%	104.47%-106.86%

Dividend Yield – The dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Expected Term – The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company determines the expected term using the simplified method as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility – Since the Company does not have a sufficient trading history of its common stock, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

Fair Value of Common Stock– The fair value of common stock is based on the closing price of the Company’s common stock, as reported on Over-the-Counter Market (“OTC”) on the date of grant.

The following table summarizes activity under the Company’s stock options plans for service-based and market-based stock options:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding as of December 31, 2025	6,280,284	$2.92	6.67	$5,576,041
Granted	1,530,939	5.00	-	-
Forfeited	(21,246)	12.53	-	-
Outstanding as of June 30, 2026	7,789,977	3.25	6.94	$389,876
Vested and exercisable as of June 30, 2026	5,787,962	$2.37	6.07	$5,672,203

The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 and 2025, was $4.11 and $8.86, respectively. During the three and six months ended June 30, 2026 and 2025, the Company recognized $1,002,280 and $1,668,345 and $495,874 and $746,817, respectively, of stock-based compensation expense in connection with service-based and market-based option grants which is included in general and administrative expenses on the condensed consolidated statements of operations. As of June 30, 2026, total unrecognized stock-based compensation expense for service-based option grants was $9,024,029, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.32 years.

Market-Based Stock Option Grants

In July 2022, the Board of Directors approved and amended executive employment agreements for the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”). Additionally, in October 2022 the Board of Directors granted 2,250,000 options at an exercise price of $2.00, to both the CEO and COO, for a total of 4,500,000 options with an aggregate grant date fair value of $14,829,290 estimated using the Monte Carlo simulation. Vesting of these options were based on Sustained Market Capitalization targets, which were fully met during the first quarter of 2025, and the options may be exercised for up to 10 years after the date of grant. During the three and six months ended June 30, 2025, $1,438,538 of stock-based compensation was recognized on these market-based option grants. No stock-based compensation expense was recognized on the market-based option grants during the three and six months ended June 30, 2026, as the remaining stock-based compensation expense was recognized during the first quarter of 2025 upon the sustained Market Capitalization targets being fully met.

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2026, a total of 876,400 RSUs with an aggregate grant date fair value of $4,705,105 were granted to certain members of the Board of the Directors and executive leadership team. The RSUs granted vest 33% on the first anniversary of the grant date with quarterly vesting over two (2) years thereafter. The fair value of restricted stock is based on the closing price of the Company’s common stock on the date of the grant.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2026:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested balance-December 31, 2025	661,882	$9.93
Granted	876,400	5.37
Vested	(266,709)	9.62
Forfeited or canceled	(7,430)	12.45
Unvested balance-June 30, 2026	1,264,143	$6.82

During the three and six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense in connection with restricted stock units of $1,360,297 and $2,241,751 and $633,991 and $1,020,883, respectively. During the three months ended June 30, 2026, two Board of Directors resigned. As part of their resignation, the Company agreed to accelerate the vesting of their outstanding RSU awards, and the remaining aggregate stock-based compensation expense of $234,121 associated with their awards was recognized within general and administrative expenses on the condensed consolidated statement of operations. As of June 30, 2026, unrecognized stock-based compensation on unvested RSUs was $7,771,651 which will be recognized through April 2029 over a weighted average period of 2.09 years.

Note 13 - Commitments and Contingencies

Operating Leases

On April 14, 2025, the Company entered into a twenty-four (24) month and sixteen (16) day lease for additional office space in Fort Lauderdale, Florida commencing May 1, 2025. Monthly lease payments are $4,857, $9,713, and $9,872 for the periods May 15, 2025, through May 31, 2025, June 1, 2025, through May 31, 2026, and June 1, 2026, through May 31, 2027, respectively.

Upon the lease commencing, the Company recognized an operating right-of-use asset and operating lease liabilities of approximately $217,655 for the present value of the lease payments required over the term of the lease using an incremental borrowing rate of 11.31%.

On March 15, 2024, the Company entered into a thirty-eight (38) month lease for office space commencing April 1, 2024. On April 1, 2024, the Company occupied its new expanded office space in Fort Lauderdale, Florida and received the months of April and May rent free. Monthly lease payments are $10,159, $10,250, $10,420, $10,117, and $10,198 for the periods June 1, 2024, through December 31, 2024, January 1, 2025, through May 31, 2025, June 1, 2025, through September 30, 2025, October 1, 2025, through May 1, 2026, and June 1, 2026, through May 1, 2027, respectively.

Upon the lease commencing, the Company recognized an operating right-of-use asset and operating lease liabilities of approximately $340,401 for the present value of the lease payments required over the term of the lease using an incremental borrowing rate of 12.00%.

Future payments required on the operating lease liabilities, over a weighted average remaining lease term of approximately 0.93 years are as follows:

Year Ending December 31,
2026 (remaining)	$127,953
2027	109,363
Total	237,316
Less present value discount	(13,490)
Total operating lease liabilities	$223,826

During the three months and six months ended June 30, 2026 and 2025, the Company incurred lease expense of $65,128 and $139,262 and $47,464 and $77,723, respectively, included within general and administrative expenses on the condensed consolidated statement of operations.

Legal Matters

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods. The Company is not presently a party to any material pending or threatened legal proceedings.

On September 23, 2024, GMA submitted a Demand for Arbitration to the American Arbitration Association relating to the repayment of the Notes in the amount of $3,000,000 plus interest. On April 27, 2026, the Company entered into a Settlement Agreement and Release with GMA to resolve all disputes arising from loan agreements in default (See Note 10).

Note 14 - Income Taxes

The Company recorded an income tax expense of $0 and $167,340 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded an income tax expense of $0 and $1,539,751, respectively.

The Company’ effective tax rate (“ETR”) for the six months ended June 30, 2026 and 2025, was 0% and 28.21%, respectively. The Company’s ETR decreased from the six months ended June 30, 2025, due to the full valuation allowance placed on deferred tax assets during the fourth quarter of 2025.

Note 15– Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer comprises the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net (loss) income as the primary metric to assess performance and the allocation of resources. As such, the Company has determined that it operates as one operating and reportable segment. Segment assets, liabilities and stockholders’ equity is presented the same as disclosed on the consolidated balance sheets.

The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three months and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$7,899,249	$10,963,174	$14,034,779	$26,930,195
Cost of goods sold	3,058,588	685,177	5,434,627	1,538,615
Gross profit	4,840,661	10,277,997	8,600,152	25,391,580

General and administrative	521,980	700,222	1,017,523	1,412,898
Research and development	23,430	30,645	49,644	50,900
Sales and marketing	917,430	109,044	1,375,866	239,460
Professional fees	5,020,081	4,751,253	11,119,844	9,194,599
Compensation and related	6,069,110	4,513,335	11,092,759	9,016,939
Depreciation and amortization	689,317	60,739	1,229,754	114,700
Interest income, net	(23,362)	(64,785)	(87,037)	(93,332)
Other expense (income)	594,035	(409)	592,864	(3,070)
Income tax expense	-	167,340	-	1,539,751
Segment expense	13,812,021	10,267,384	26,391,217	21,472,845
Net (loss) income	$(8,971,360)	$10,613	$(17,791,065)	$3,918,735

Note that the amounts presented above for research and development, sales and marketing, and general and administrative are exclusive of share-based compensation, payroll, and professional fee expenses.

Note 16 - Subsequent Events

On January 21, 2026, BioStem Technologies, Inc. (the "Purchaser") entered into an Asset Purchase Agreement (the "Agreement") between BioStem Technologies, Inc. and its subsidiaries BioTissue Holdings Inc. and BioTissue Surgical Inc. (collectively, the "Sellers"), pursuant to which the Purchaser is obligated to pay the Sellers a clearance payment (the "Clearance Payment") upon receipt of FDA 510(k) clearance for the Catalyze Product. As detailed in Note 3, the FDA 510(k) clearance was obtained on June 5, 2026, and the Purchaser recorded a liability of $10,000,000 as of June 30, 2026, representing the full Clearance Payment obligation.

On July 15, 2026, the Purchaser and the Sellers executed Amendment No. 1 to the Agreement (the "Amendment"), which extended the deadline for payment of the Clearance Payment to August 13, 2026 (subject to further extension as described below). In connection with the Amendment, on July 6, 2026, the Purchaser paid the Sellers $500,000, of which $250,000 was consideration for the extension and $250,000 was an advance against the Clearance Payment. The advance will reduce the Clearance Payment liability if the remaining balance is paid by August 13, 2026 (or by September 15, 2026, if the additional payment described below is timely made); otherwise, it will be treated as additional extension consideration and/or damages.

The Amendment further provides that if the Clearance Payment is not received by August 13, 2026, the Purchaser must pay an additional $500,000, similarly allocated between a further extension fee and an advance against the Clearance Payment, extending the deadline to August 31, 2026. If the Clearance Payment is not paid by September 15, 2026, the Purchaser will forfeit all amounts paid under these provisions (which will be credited against any indemnifiable losses owed to the Sellers under the Agreement), and the full Clearance Payment will become immediately due and payable.

The Company is evaluating the impact of the Amendment on its financial statements for the period ending September 30, 2026, and expects to satisfy the Clearance Payment obligation within the extended deadlines described above.

The Company has evaluated subsequent events through the date the financial statements were issued and determined that no additional events require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Risk Factors” and the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as well as assumptions that may never materialize or that may be proven incorrect. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections titled “Cautionary note regarding forward-looking statements" and “Risk Factors,” and in other parts of this Quarterly Report.

Overview

Our mission is to create and deliver the most advanced healing technologies in the world. We are focused on the development and commercialization of perinatal tissue-based therapies that support healing across the continuum of care, including advanced wound care and surgical applications. We harness the natural properties of perinatal tissue through our proprietary processing technologies to deliver solutions intended to support tissue repair and regeneration.

Patients present with acute and chronic wounds, as well as wounds resulting from surgical procedures, in a variety of care settings, with conditions ranging in severity and complexity. These include diabetic foot ulcers, venous leg ulcers, pressure ulcers, traumatic wounds, and surgical incisions. We believe that the increasing prevalence of chronic diseases such as diabetes and obesity, along with growth in surgical procedures, will drive demand for advanced regenerative therapies that improve healing outcomes and reduce the overall cost of care.

Patients may benefit from these technologies in a variety of ways. In wound care applications, these technologies are intended to support the body’s natural healing processes and promote faster healing and improved quality of life. In surgical applications, these technologies are intended to support healing and recovery following surgical procedures to reduce complications and promote faster healing. We believe these technologies contribute to improved patient outcomes and may help reduce the overall cost of care over time.

The benefits of these technologies have been highlighted in peer-reviewed publications that include prospective controlled clinical trials, which are studies in which subjects are enrolled based on predefined protocols and the safety and efficacy outcomes of such studies are measured, as well as retrospective data reviews, which analyze previously collected patient data or outcomes and are generally not randomized. In controlled clinical trials, these technologies have shown statistically significant improvements in patient outcomes when compared to standard of care treatment alone.

Our portfolio consists primarily of placenta-derived tissue allografts, which are human tissues used as protective barriers or coverings to support the body’s natural healing processes. We offer both dry and cryopreserved allografts that are utilized across a broad range of clinical settings, including advanced wound care and surgical applications. We intend to continue expanding our portfolio with complementary regenerative therapies and technologies that address unmet needs across wound management and surgical healing.

Key Factors Affecting Our Business and Operating Results

Recent Developments

BioTissue Asset Acquisition

On January 21, 2026, we expanded our portfolio through the purchase and licensing of certain assets from BioTissue Holdings Inc.’s (“BioTissue”) surgical and wound care business. Specifically, we purchased the Neox® and Clarix® trademarks as well as two patents relating to technologies focused on certain orthopedic therapies, which may support future expansion into other clinical applications for our products. We also acquired a national commercial infrastructure through the hiring of BioTissue’s direct sales representatives and the assumption of sales agent and consulting agreements with independent sales agents. We also assumed agreements with GPO and Integrated Delivery Networks ("IDN") which facilitate procurement and distribution of our products to affiliated hospitals, providers and healthcare facilities. As part of the BioTissue acquisition, we also licensed all patents related to the manufacture and commercialization of the Neox® and Clarix® product lines, including the CryoTek®, and SteriTek® technologies, as well as certain related trademarks. BioTissue retained ownership of the Licensed Intellectual Property which it utilizes in the manufacture and commercialization of its other products.

The aggregate purchase consideration of the asset acquisition consisted of an upfront cash payment of approximately (i) $15,000,000, and (ii) the Clearance Payment of up to $10,000,000. As a result of BioTissue’s receipt of 510(k) clearance for the Catalyze product on June 5, 2026, we are required to pay BioTissue the Clearance Payment of up to $10,000,000 to acquire the commercial rights to the Catalyze product.

Pursuant to Amendment No. 1 to the Asset Purchase Agreement with BioTissue, the deadline for payment of the Clearance Payment was extended to August 13, 2026, and may be further extended to August 31, 2026, and then to September 15, 2026, subject to the timely payment of interim extension payments as described below. On July 6, 2026, we paid BioTissue $500,000, allocated as (i) $250,000 as consideration for the extension of the payment deadline to August 13, 2026, and (ii) $250,000 as an advance against the Clearance Payment. The $250,000 advance reduces the remaining balance of the Clearance Payment, provided the full remaining balance is received by BioTissue on or before August 13, 2026, or September 15, 2026, if the further extension payment described below is timely made. If the Clearance Payment is not received on or before August 13, 2026, we are required to pay BioTissue an additional $500,000 on or before that date, allocated as (i) $250,000 as consideration for a further extension of the deadline to August 31, 2026, and (ii) $250,000 as a further advance against the Clearance Payment. The further advance reduces the remaining balance, provided the remaining balance is received on or before August 31, 2026, or, if not received by August 31, 2026, will serve as consideration for a further extension of the payment deadline to September 15, 2026.

We currently intend to make the additional $500,000 payment to BioTissue described above on or about August 13, 2026, in order to extend the deadline to August 31, 2026. If we fail to make the additional $500,000 payment on its terms, or fail to pay the Clearance Payment by September 15, 2026, we will forfeit all amounts paid under these extension provisions and the Clearance Payment will become immediately due and payable. In order to make the $10,000,000 payment to BioTissue, we have to consummate one or more debt and/or equity financings prior to September 15, 2026. Pursuant to the Asset Purchase Agreement, we have the right, but not the obligation, to enter into a technology transfer agreement with BioTissue. In the event we successfully enter into a technology transfer agreement with BioTissue, we will also pay a 7% royalty on net revenues earned from the assets acquired up to a $15,000,000 cap.

In conjunction with the BioTissue asset acquisition in January 2026, we executed a manufacturing supply agreement with BioTissue (the “Supply Agreement”). Under this agreement, BioTissue will continue to manufacture the Neox® and Clarix® brand products on our behalf for up to three years, as well as provide inventory storage and distribution services. We pay an agreed upon transfer price to BioTissue for each SKU manufactured, and an additional fee for the logistical support. We expect to complete a technology transfer to allow us to manufacture these products internally as soon as operationally feasible. Under the terms of the Supply Agreement, such transfer may occur as early as twelve months following the acquisition date. In addition, under the Supply Agreement, BioTissue will manufacture the Catalyze product on our behalf subject to our agreement with BioTissue regarding the transfer-pricing terms.

Amendment to Venture Medical Distribution Agreement

Effective January 1, 2026, we entered into an amendment to our Distribution Agreement with Venture Medical. Under the amended arrangement, the per unit consideration to be received upon shipment of our products to Venture decreased by at least 90%. As a result of the changes to the Distribution Agreement, we expect that the proportion of our revenue derived from Venture Medical will continue to decline significantly as compared to historical periods. During the three months ended June 30, 2026 and June 30, 2025, our single distributor customer accounted for approximately 14% and 100% of our unaudited consolidated revenue, respectively. During the six months ended June 30, 2026 and June 30, 2025, our single distributor customer accounted for approximately 13% and 100% of our unaudited consolidated revenue, respectively. We believe this revised arrangement better aligns the commercial relationship with the current reimbursement environment and supports a more sustainable distribution model going forward.

Hesed Commercialization Agreement

We licensed the “AmnioWrap2” tradename and the Q-code from Hesed pursuant to the Commercialization Agreement. On January 1, 2026, Hesed delivered written notice of termination of the Commercialization Agreement, pursuant to which the Commercialization Agreement terminated effective June 29, 2026. This decision was driven primarily by changes to Medicare reimbursement rates under the CMS fee schedules that became effective January 1, 2026, which rendered the sale of AW2 economically infeasible under the pricing terms of the Commercialization Agreement. As a result, no sales of AW2 have been recorded, and no fees have been earned by Hesed, for the period from January 1, 2026, through the date of this filing.

We are currently in discussions with Hesed regarding the potential entry into a new arrangement that would permit the continued manufacture and sale of the AW2 product at our mobile wound care sites of service under revised commercial terms that are consistent with the current reimbursement environment. We believe that such an arrangement, if achieved, would allow us to serve both GPOs through VendajeAC and the mobile wound care sites of service through AW2, while leveraging a single underlying manufacturing and processing platform.

The Commercialization Agreement states that Hesed has “complete ownership of, rights to (including all patents, trademark(s), know-how, the Q-code 4221 and other intellectual property), and control of Amniowrap 2”. However, based on our knowledge and due diligence, Hesed’s only ownership rights with respect to the AW2 product are the “AmnioWrap 2” trade name and the Q-code, and we own all other rights and intellectual property necessary for the manufacture of the AW2 product. Specifically, we have all right, title, and interest in and to the BioREtain technology that is necessary to manufacture AW2. Hesed has no rights whatsoever to BioREtain. Although Hesed has not asserted any rights with respect to any intellectual or other rights to the AW2 product or made any claims that they have complete ownership rights and control of AW2 based on the language of the Commercialization Agreement, they may assert such claim and we would be forced to defend our rights at some expense to us.

Private Placement

On May 21, 2026, we entered into a Securities Purchase Agreement with the an investor (the "Investor"), pursuant to which the Investor purchased 746,269 shares of our common stock, par value $0.001 per share, at a purchase price of $3.35 per share, for aggregate gross proceeds to us of approximately $2,500,000. The Securities Purchase Agreement includes price-based anti-dilution protection for the Investor. Specifically, for a period of nine months or until the closing of a third additional offering of our common stock or common stock equivalents, whichever occurs first, we are restricted from issuing or selling common stock, or any security convertible or exchangeable into common stock, at a price per share below $3.35 -- the price per share paid by the Investor in this transaction. This protection is subject to certain limited exceptions and a price per share adjustment floor of $0.70, with customary adjustments for stock dividends, stock splits, reorganizations, or similar events affecting our common stock. If as a result of the anti-dilution provisions, we are required to issue additional common stock to the Investor such that they would own greater than 19.99% of the outstanding shares of common stock or voting power, we will only issue shares up to the 19.99% cap, as the balance will be issued as a pre-funded warrant.

Market Trends

Growing Wound Care Market

We operate within the broader market for products that support tissue repair, regeneration, and healing across both wound care and surgical applications. This market is generally segmented into advanced wound care, surgical biologics, and regenerative medicine products, and includes a range of solutions such as advanced dressings, medical devices, extracellular matrices, and HCT/Ps.

The prevalence of wounds requiring advanced treatment is significant and growing. Chronic wounds are estimated to affect approximately 1–2% of the population in developed countries, with millions of patients impacted in the United States. These conditions represent a substantial economic burden, with estimated Medicare spending on chronic wounds in excess of $30 billion annually and total U.S. healthcare expenditures related to wound care in excess of $100 billion annually.

The advanced wound care market is driven by the prevalence of chronic, non-healing wounds, including diabetic foot ulcers, venous leg ulcers, and pressure ulcers. These conditions are typically associated with underlying comorbidities such as diabetes, obesity, cardiovascular disease, and advanced age, which impair the body’s ability to heal.

The surgical biologics and regenerative medicine markets are driven by procedural volumes and the need to improve surgical outcomes. Products in this segment are used across a range of specialties, including orthopedic, general, plastic and reconstructive, and cardiovascular surgery, and are intended to support tissue healing, reduce complications, and improve recovery. Common clinical objectives include reducing the incidence of infection, minimizing adhesions, supporting soft tissue repair, and promoting faster or more complete healing. Demand in this segment is influenced by surgical procedure growth, product efficacy, surgeon adoption, and hospital or ambulatory surgery center (ASC) purchasing dynamics.

Across both wound care and surgical applications, there is increasing focus on improving clinical outcomes while reducing total cost of care. Chronic wounds and surgical complications can result in extended treatment durations, hospitalizations, readmissions, and additional interventions. As a result, payors and providers are increasingly evaluating products based on their ability to demonstrate clinical effectiveness, support evidence-based protocols, and contribute to overall cost savings.

The site of care for these therapies continues to evolve. Products are utilized across hospitals (inpatient and outpatient), ASCs, physician offices, wound care centers, and long-term care settings with a continued shift toward outpatient and ASC settings, driven by cost efficiencies and patient preference, which has implications for product distribution, pricing, and utilization.

Within the wound care segment, treatment typically progresses from standard of care, which includes debridement, infection control, and traditional dressings, to advanced therapies when healing does not occur within an expected timeframe. Advanced therapies, including skin substitutes and tissue-based products, are generally introduced after several weeks of unsuccessful standard treatment, subject to clinical guidelines and reimbursement policies. Utilization of these products is influenced by provider education, access, and coverage determinations.

Advances in tissue processing and preservation technologies have expanded the use of biologic products across both wound care and surgical applications. Historically limited by storage and handling constraints, modern techniques such as dehydration and cryopreservation have improved product shelf life, ease of use, and safety. As a result, amniotic membrane-derived and other biologic products are now used more broadly as protective barriers and scaffolds to support tissue repair in chronic wounds, surgical incisions, and other clinical applications.

Reimbursement/Regulatory Landscape

With the exception of certain government accounts, most purchasers of our products, including physicians, hospitals, and ambulatory surgical centers, rely on reimbursement from third-party payers. Accordingly, our growth is dependent on the availability of adequate reimbursement for our products.

Third-party payers include U.S. federal healthcare programs, such as Medicare and Medicaid, as well as private insurance plans, managed care organizations, and workers’ compensation programs. These payers are increasingly focused on cost containment and may implement measures that control, restrict access to, or influence the use of healthcare products and services. Coverage decisions are made by each payer and are typically based on an assessment of clinical evidence, medical necessity, and cost-effectiveness.

A portion of our products are purchased directly by U.S. government agencies, including the VA and other federal healthcare systems, which do not rely on third-party reimbursement. We participate in federal purchasing programs, including the FSS to support access to these customers.

On October 31, 2025, CMS issued a final rule updating Medicare reimbursement for skin substitute products. The rule (i) establishes uniform reimbursement across hospital outpatient departments, physician offices, and other sites of care, (ii) replaces the prior “ASP + 6%” reimbursement methodology with a fixed rate of $127.14 per square centimeter, subject to geographic adjustments, and (iii) reclassifies certain products as “incident-to” supplies under the physician fee schedule with a corresponding flat payment rate. This change from an ASP + 6% to a flat $127.14 methodology, which became effective January 1, 2026, decreased our revenue per square centimeter of our products used to treat chronic wounds in the physician office setting, in some cases, by up to 95%.

Uncertainty associated with the transition from the ASP + 6% reimbursement model to a fixed-rate methodology adversely affected our operating results in 2025, as physician offices adjusted purchasing and utilization patterns for advanced wound care products while evaluating the potential impact of the new reimbursement framework. This included a general slowdown in purchasing as well as increased purchasing of competitors’ products with higher reimbursement rates.

The ultimate impact of these reimbursement changes on utilization, pricing, and site-of-care decisions remains uncertain. We expect that the revised CMS reimbursement methodology may continue to adversely affect sales volumes and revenue in our physician office business in the future; however, the extent and duration of such impacts are difficult to predict. We expect to partially offset any such declines through incremental revenue contributions from our surgical assets acquired from BioTissue in January 2026, although there can be no assurance regarding the timing or magnitude of such offset.

Components of our Results of Operations

Revenue, Net

Our revenue, net is derived from selling our wound care and surgical products, less any administration fees as detailed in Note 5, primarily through direct sales representatives, independent sales agents and distributors to private physician offices, wound care centers, hospital inpatient and outpatient settings, ambulatory surgery centers, nursing homes and federal facilities, whose medical professionals use our products to treat patients with advanced wound care and surgical needs. These medical professionals choose advanced wound care products based upon a variety of factors, including product efficacy, ease of product use, price, availability of coverage and adequate third-party reimbursement. We recognize revenue, net from product sales at a point in time when control of our product has transferred to the customer, which generally occurs upon shipment of the product. Shipping and handling costs that are charged to customers are included as a component of revenue with an equal offsetting amount included in cost of goods sold. Revenue, net is recognized in an amount that reflects the consideration that we expect to receive in exchange for the product, which is generally fixed. Based on prior experience, and the nature of the product, variable consideration resulting from product discounts is not material. Returns from customers are not accepted. Accordingly, there is no provision for sales returns recorded for any period presented.

Costs of Goods Sold

Cost of goods sold represents costs directly related to the production of our products. Products sold are typically shipped to the customer with costs associated with shipping and handling included as a component of cost of goods sold. Costs associated with any inventory write-downs resulting from quarterly physical inventory counts are also included within cost of goods sold.

Cost of goods sold includes product testing costs, quality assurance costs, personnel costs, manufacturing costs, raw materials and product costs, and depreciation and facility costs associated with our manufacturing and warehouse facilities. In prior years, we paid a square centimeter license fee to Hesed for all AW2 products sold to Venture Medical. Any license fees are a component of cost of goods sold. Fluctuations in our cost of goods sold correspond with the fluctuations in these costs as well as sales volume.

Gross Profit

Gross profit is calculated as revenue, net less cost of goods sold. Gross margin is calculated as gross profit divided by revenue, net. Our gross margin is affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations and the costs of materials used to make our products. Regulatory actions, including with respect to reimbursement for our products, may require costly expenditures or result in pricing pressure, and may decrease our gross profit and gross margin.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of sales and marketing personnel payroll expenses, independent sales agents’ commissions, advertising, strategic and digital marketing, and trade show expenses.

General, Administrative & Other Expenses

General, administrative and other expenses consist mainly of payroll expenses, share-based compensation, legal and professional fees, and general office expenses.

Research and Development Expenses

Research and development expenses include clinical trial expenses, payroll expenses for our research and development personnel, expenses related to improvements in our manufacturing processes, enhancements to our currently available products, and additional investments in our product and platform development pipeline. We expense research and development expenses as incurred.

Depreciation & Amortization Expense

Depreciation and amortization expense relate to our property and equipment and intangible assets, respectively, with finite lives. We recognize depreciation and amortization expense on the straight-line method based on estimated useful lives.

Results of Operations for the Three Months and Six Months Ended June 30, 2026 and 2025

Comparison of the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$7,899,249	$10,963,174	$14,034,779	$26,930,195
Cost of goods sold	3,058,588	685,177	5,434,627	1,538,615
Gross profit	4,840,661	10,277,997	8,600,152	25,391,580

Sales and marketing expenses	5,321,885	1,275,150	9,067,472	2,398,528
General and administrative expenses	6,496,530	6,871,997	13,717,319	13,868,762
Research and development expenses	733,616	1,957,352	1,870,845	3,647,506
Depreciation and amortization expense	689,317	60,739	1,229,754	114,700
Total operating expenses	13,241,348	10,165,238	25,885,390	20,029,496
(Loss) income from operations	(8,400,687)	112,759	(17,285,238)	5,362,084
Other (expense) income:
Interest income, net	23,362	64,785	87,037	93,332
Other (expense) income	(594,035)	409	(592,864)	3,070
Other (expense) income, net	(570,673)	65,194	(505,827)	96,402
Total (loss) income from operations before income taxes	(8,971,360)	177,953	(17,791,065)	5,458,486
Income tax expense	-	(167,340)	-	(1,539,751)
Net (loss) income	$(8,971,360)	$10,613	$(17,791,065)	$3,918,735

Basic net (loss) income per share attributable to common stockholders	$(0.52)	$0.00	$(1.04)	$0.23

Diluted net (loss) income per share attributable to common stockholders	$(0.52)	$0.00	$(1.04)	$0.17

Basic weighted average common shares outstanding	17,327,652	16,708,776	17,090,140	16,689,537

Diluted weighted average common shares outstanding	17,327,652	23,419,726	17,090,140	23,508,268

Revenue, net

For the three and six months ended June 30, 2026, total revenue, net decreased $3,063,925, or 28% and $12,895,416, or 48% compared to the same periods in 2025, respectively. The decrease in revenue, net was primarily driven by reduced product pricing relating to our physician office sales dictated by CMS. On October 31, 2025, CMS issued a final rule updating Medicare reimbursement for skin substitute products. The rule (i) establishes uniform reimbursement across hospital outpatient departments, physician offices, and other sites of care, (ii) replaces the prior “ASP + 6%” reimbursement methodology with a fixed rate of $127.14 per square centimeter, subject to geographic adjustments, and (iii) reclassifies certain products as “incident-to” supplies under the physician fee schedule with a corresponding flat payment rate. This change from an ASP + 6% to a flat $127.14 methodology, which became effective January 1, 2026, decreased our revenue per square centimeter of our products used to treat chronic wounds in the physician office setting, in some cases, by up to 95%.

For the three and six months ended June 30, 2026, total physician office revenue, net was $1,098,449 and $1,870,100, respectively, representing a decrease of $9,864,725, or 90% and $25,060,095, or 93% compared to the same periods in 2025, respectively. The total decrease in revenue, net for the three and six months ended June 30, 2026 compared to the same periods in 2025, was partially offset by our hospital revenue, net of $6,712,240 and $12,076,119 during the three months and six ended June 30, 2026, respectively, as a result of the BioTissue acquisition. During the three and six months ended June 30, 2026, respectively. There was no hospital revenue during 2025 (see Note 5 "Disaggregated Revenue").

During the three months ended June 30, 2026 and June 30, 2025, our single distributor customer accounted for approximately 14% and 100% of our unaudited consolidated revenue, respectively. During the six months ended June 30, 2026 and June 30, 2025, our single distributor customer accounted for approximately 13% and 100% of our unaudited consolidated revenue, respectively.

Cost of Goods Sold

For the three and six months ended June 30, 2026, total cost of goods sold increased $2,373,411, or 346% and $3,896,012, or 253% compared to the same periods in 2025, respectively. The increases were primarily attributable to $2,660,617 and $4,742,122 in higher manufacturing costs associated with the Neox® and Clarix® products during the three months and six months ended June 30, 2026, respectively. The increases in cost of goods sold for the three and six months ended June 30, 2026, were offset by lower cost of goods sold of $287,207 and $846,110 relating our lower physician office sales during 2026. We currently outsource the manufacturing of the Neox® and Clarix® brands, which has increased our cost of production. Throughout 2025, all products were manufactured in our existing facility.

Gross Profit

For the three and six months ended June 30, 2026, gross profit decreased $5,437,336, or 53% and $16,791,428, or 66% compared to the same periods in 2025, respectively. As described within the revenue, net and cost of goods sold discussion above, the decrease in overall revenue and increase in overall cost of goods sold for the three and six months ended June 30, 2026, as compared to the same periods in 2025, resulted in the respective declines in gross profit

Sales and Marketing Expenses

For the three and six months ended June 30, 2026, total sales and marketing expenses increased $4,046,735, or 317% and $6,668,944, or 278% compared to the same periods in 2025, respectively. The increases were primarily driven by additional sales and marketing headcount resulting from the acquisition of the BioTissue surgical and wound care product lines during the three and six months ended June 30, 2026. As a result of this addition, commission and other payroll related expenses increased $1,546,574 and $1,708,521, respectively, during the three months ended June 30, 2026 as compared to the same period in 2025. The remaining $791,640 increase in sales and marketing expenses for the three months ended June 30, 2026, as compared to the same period in 2025 was attributable to higher travel and entertainment costs, marketing events and sponsorships, recruiting, training and development expenses, professional fees incurred, and other miscellaneous expenses as we continue to grow.

Commission and other payroll related expenses increased $2,881,927 and $2,551,278, respectively, during the six months ended June 30, 2026, as compared to the same period in 2025. The remaining $1,235,739 increase in sales and marketing expenses for the six months ended June 30, 2026 as compared to the same period in 2025 was attributable to higher travel and entertainment costs, marketing events and sponsorships, recruiting, training and development expenses, professional fees incurred, and other miscellaneous expenses as the we continue to grow.

General and Administrative Expenses

For the three and six months ended June 30, 2026, total general and administrative expenses decreased $375,467, or 5% and $151,443, or 1% compared to the same periods in 2025, respectively. During the three months ended June 30, 2026 as compared to the same period in 2025, the $375,467 decrease in general and administrative expenses was driven by a decrease in professional fees incurred of $648,651, a decrease in general payroll and compensation expenses of $166,329, as well as a total decrease in office and other general expenses of $285,160. These decreases were offset by an increase in general communications, media and PR expenses of $614,941 and other general miscellaneous expenses of $109,732 during the three months ended June 30, 2026.

During the six months ended June 30, 2026 as compared to the same period in 2025, the $151,443 decrease in general and administrative expenses was driven by a decrease in professional fees including recruiting expenses of $925,319, a decrease in share-based compensation of $958,468, as well as decreases in other general expenses including office and travel and entertainment expenses of $307,196. These decreases were offset by increases in communications, media and PR expenses incurred of $1,387,892, general payroll expenses of $437,572, software and IT expenses of 79,671, and other general miscellaneous expenses of $134,405 during the six months ended June 30, 2026.

Research & Development Expenses

For the three and six months ended June 30, 2026, total research and development expenses decreased $1,223,736, or 63% and $1,776,661, or 49% compared to the same periods in 2025, respectively. We have three significant R&D programs related to clinical trials, and the nature of costs across all clinical trials above are primarily site patient fees, labor, and monitoring fees. During the three months ended June 30, 2026 as compared to the same period in 2025, the $1,223,736 decrease was primarily driven by a $1,153,812 decrease in clinical trial expenses with the remaining decrease of $69,924 attributable to less total internal R&D costs incurred unrelated to the clinical trial studies.

During the six months ended June 30, 2026 as compared to the same period in 2025, the $1,776,661 decrease was primarily driven by a $1,509,972 decrease in clinical trial expenses with the remaining decrease of $266,689 attributable to less total internal R&D costs incurred unrelated to the clinical trial studies.

The overall decrease in clinical trial expenses incurred in 2026 is a result of our trials nearing their end.

Depreciation & Amortization Expense

For the three and six months ended June 30, 2026, total depreciation and amortization expense increased $628,578, or 1,035% and $1,115,054, or 972% compared to the same periods in 2025, respectively. During the three and six months ended June 30, 2026, compared to the same periods in 2025 depreciation expense was consistent period to period, while amortization expense increased by $622,464 and $1,103,420, respectively. The large increase in amortization expense during the three and six months ended June 30, 2026, compared to the same periods in 2025 was attributable to the amortization expense relating to the intangible assets acquired from BioTissue (see Note 3).

Other (Expense) Income, net

For the three months ended June 30, 2026 and 2025, we realized other expense, net of $570,673 and other income, net of $65,194, respectively, representing a decrease of $635,867, or 975%. This decrease was attributable to a $41,423 decrease in interest income as well as a decrease in other (expense) income of $594,444. The change in other (expense) income was driven by the recognition of $1,412,000 in other expenses due to the change in fair value of our contingent consideration (see Note 3) primarily offset by a $815,250 gain on debt extinguishment (see Note 10).

For the six months ended June 30, 2026 and 2025, we realized other expense, net of $505,827 and other income, net of $96,402, respectively, representing a decrease of $602,229, or 625%. This decrease was attributable to a $6,295 decrease in interest income as well as a decrease in other (expense) income of $595,934. The decrease in other (expense) income was primarily attributable to the change in fair value of our contingent consideration and gain on debt extinguishment as noted above.

Income Tax Expense

For the three and six months ended June 30, 2026, total income tax expense was $0 compared to $167,340 and $1,539,751 for the three and six months ended June 30, 2025. Our effective tax rate (“ETR”) for the six months ended June 30, 2026 and 2025, was 0% and 28.21%, respectively. Our ETR decreased from the six months ended June 30, 2025, due to the full valuation allowance placed on deferred tax assets during the fourth quarter of 2025.

Net (loss) Income

As a result of the above factors, we had a net loss for the three months and six month ended June 30, 2026, of $8,971,360 and $17,791,065, respectively, as compared to net income of $10,613 and $3,918,735 for the three and six months ended June 30, 2025, respectively.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $6,962,492. During the three months ended June 30, 2026 and June 30, 2025, we had a net loss of $8,971,360 and net income of $10,613, respectively. We had a net loss of $17,791,065 and net income of $3,918,735 during the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $38,965,381.

We expect to incur net losses and negative cash flows from operations for at least the next twelve months due to recent changes to product pricing determined by CMS and has contractual obligations over the next twelve months related to the BioTissue acquisition and an existing promissory note. In addition, as a result of receiving 510(k) clearance of the Catalyze product in June 2026, we will be required to pay BioTissue additional consideration of up to $10,000,000 on or before September 15, 2026. As such, we will require additional liquidity to continue our operations and meet our obligations over the next 12 months. We plan to finance our operations and development needs with our existing cash and cash equivalents and revenue primarily anticipated from the sale of our products. However, in order to make the $10,000,000 payment to BioTissue and meet our other obligations, we have to consummate one or more debt and/or equity financings prior to September 15, 2026. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis, or at all. If we are unable to obtain sufficient capital when needed, we may be required to delay, scale back, or eliminate some or all of our operations and development activities, seek protection under applicable bankruptcy or insolvency laws, or otherwise wind down our operations. Accordingly, substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of these financial statements. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may be necessary if we were unable to continue as a going concern.

Our primary uses of cash are working capital requirements, our BioTissue asset acquisition, capital expenditures, and debt service payments. Working capital is used principally for payroll costs as well as manufacturing costs related to the production of our products. Our working capital requirements vary from period to period depending on manufacturing requirements, the timing of product shipments and the payment cycles of our customers and third-party payers. As an example, our distribution agreement with Venture Medical, historically our primary source of revenue, has payment terms of 90 days. Generally, our vendors require payments from us within 30 days of an invoice date. The timing difference between when we collect payments under the distribution agreement and when we pay our vendors could affect our liquidity and our ability to manage working capital. Our capital expenditures consist primarily of building improvements, and manufacturing equipment. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. We will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute on our business strategy, including strategic and complementary acquisitions, we anticipate that they will be obtained through additional equity or debt financings, other strategic financing transactions or a combination of these potential sources of funds. Such financing may not be obtained and if obtained may be on terms that are unfavorable to us or our shareholders, and any equity financing may result in dilution to existing shareholders.

As of June 30, 2026, we had total current assets of $20,781,054 and total current liabilities of $21,202,344 compared to total current assets of $44,403,449 and total current liabilities of $10,783,580 as of December 31, 2025.

As of June 30, 2026, we had a cash and cash equivalents balance of $6,962,492, a decrease of $22,586,526, as compared to $29,549,018 in cash and cash equivalents as of December 31, 2025.

Debt Obligations

GMA Bridge Fund Loans

On April 27, 2026, we entered into a Settlement Agreement and Release with GMA to resolve all disputes arising from the previous outstanding notes payable and related arbitration proceedings. See Note 10 for further discussion.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(6,363,977)	$9,496,341
Net cash used in investing activities	(15,076,296)	(497,150)
Net cash used in financing activities	(1,146,253)	(988,017)
Net change in cash	(22,586,526)	8,011,174
Cash end of period	$6,962,492	$30,843,880

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was $6,363,977, which resulted from a net loss of $17,791,065 offset by the add-back of net non-cash charges of $5,847,316 and net cash of $5,579,772 provided by changes in operating assets and liabilities. Non-cash charges consisted stock-based compensation expense, depreciation and amortization, and the expense recognized on the fair value adjustment of our contingent consideration. The addition of these non-cash charges were partially offset by a deduction from our gain on debt extinguishment. The cash inflow from changes in operating assets and liabilities resulted from a decrease in accounts receivable of $3,253,111, an increase in accounts payable and accrued expenses of $4,911,963, as well as an increase in accrued interest of $99,083 during the six months ended June 30, 2026. The cash inflow from changes in operating assets and liabilities was offset by cash outflows due to an increases in inventory of $1,834,615 and prepaid expenses and other assets of $364,256, a decrease in payables excluding accounts payable and accrued expenses of $326,712, as well as a decrease in other current and long-term liabilities of $158,802 during the six months ended June 30, 2026.

Net cash provided by operating activities for six months ended June 30, 2025, was $9,496,341 which resulted from net income of $3,918,735, the add-back of net non-cash charges of $4,576,981 and net cash inflows of $1,000,625 from changes in operating assets and liabilities. Non-cash charges consisted of stock-based compensation expense, depreciation and amortization. The addition of these non-cash charges was partially offset by a deduction from a deferred tax benefit during the six months ended June 30, 2025. The cash inflow from changes in operating assets and liabilities resulted from a decrease in accounts receivable of $8,065,416 and an increase in accrued interest of $133,403 during the six months ended June 30, 2025. The cash inflow from changes in operating assets and liabilities was offset by cash outflows due to increases in inventory of $636,397 and prepaid expenses and other assets of $856,192 and decreases in total payables and accrued expenses and other current and long-term liabilities of $5,705,605 during the six months ended June 30, 2025.

Investing Activities

Net cash used in investing activities was $15,076, 296 for the six months ended June 30, 2026, compared to $497,150 for the six months ended June 30, 2025. Net cash used in investing activities during the six months ended June 30, 2026, consisted of cash paid for the BioTissue acquisition of $15,018,371 and cash used in the purchases of property and equipment and construction-in-process of $57,925. During the six months ended June 30, 2025, all cash used in investing activities was related to purchases of property and equipment and construction-in-process.

Financing Activities

Net cash used in financing activities was $1,146,253 for the six months ended June 30, 2026, compared to $988,017 for the six months ended June 30, 2025. During the six months ended June 30, 2026, the net cash used in financing activities consisted of a $3,500,000 payment made on notes payable (see Note 10) offset by proceeds of $2,353,747, net of issuance costs, from the issuance of common stock as discussed in the "Private Placement" section above in this management discussion and analysis. During the six months ended June 30, 2025, cash used in financing activities was attributable to repayments on notes payable of $1,021,351 offset by proceeds of $33,334 due to the exercise of a warrant.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no changes to our critical accounting policies and estimates from those previously disclosed in our Form 10 Registration Statement.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2026.

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. As of the date of this Quarterly Report, there have been no material changes in our risk factors from those previously disclosed in Item 1A, “Risk Factors” in our Registration Statement on Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2026, the compensation committee of the Board of Directors approved equity awards under our 2022 Equity Incentive Plan. We issued an aggregate of 488,233 stock options to purchase shares of our common stock at an exercise price of $4.16 to 39 employees. The total grant date fair value of the options was $1,660,000 as determined using the Black-Scholes option pricing model. The awards vest over three years, with 33% vesting on the first anniversary of the grant date, then quarterly thereafter in equal installments over the remaining eight quarters.

On April 27, 2026, one employee received an aggregate of 101,146 stock options to purchase shares of our common stock at an exercise price of $4.60 and a grant date fair value of $379,298. This same employee also received an aggregate of 82,456 RSU’s with a grant date fair value of $379,298. The stock options and RSU’s both vest over three years with 33% vesting on the first anniversary of the grant date, then quarterly thereafter in equal installments over the remaining eight quarters.

On May 21, 2026, we issued 746,269 shares of its common stock to an institutional investor in exchange for gross proceeds of approximately $2,500,000 in cash. The net proceeds received from this issuance were used for working capital and general corporate purposes.

On June 1, 2026, one employee received an aggregate of 14,706 stock options to purchase shares of our common stock at an exercise price of $4.18 and a grant date fair value of $50,000. The stock options vest over three years with 33% vesting on the first anniversary of the grant date, then quarterly thereafter in equal installments over the remaining eight quarters.

On June 5, 2026, three Board members each received an aggregate of 7,671 RSU’s with a grant date fair value of $29,917. These RSU’s will all fully vest on August 27, 2026.

No underwriting discounts and commissions were paid with respect to the foregoing transactions. We believe the sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(b) 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1

Settlement Agreement and Release with GMA Bridge Fund, LLC dated April 27, 2026 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10 filed with the Securities Exchange Commission on July 10, 2026).

10.2

Amendment to the 2022 Equity Incentive Plan, dated May 29, 2026 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed with the Securities Exchange Commission on July 10, 2026).

10.3

Securities Purchase Agreement with Pleiades Partners LLC, dated May 21, 2026 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed with the Securities Exchange Commission on July 10, 2026).

10.4

Registration Rights Agreement with Pleiades Partners LLC, dated May 21, 2026 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed with the Securities Exchange Commission on July 10, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioStem Technologies, Inc.

Date: August 12, 2026	By:	/s/ Jason Matuszewski
Jason Matuszewski
Chief Executive Officer (Duly Authorized Officer)

Date: August 12, 2026	By:	/s/ Brandon Poe
Brandon Poe
Chief Financial Officer (Principal Financial Officer)