Form 10-Q
period 2026-09-30
BioStem Technologies, Inc.
filed 2026-11-12
CIK 1658678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2026, the registrant had 19,178,631 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended September 30, 2026 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate” and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Specifically, this Quarterly Report contains forward-looking statements regarding:

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
•
our cost reduction and operational efficiency program, including the timing of reductions in our cash operating expenses and any related charges;
•
any assumptions that we may make regarding the costs associated with the treatment and management of patients with acute and chronic wounds;
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
•
our ability to continue as a going concern and to obtain sufficient additional financing, on acceptable terms or at all, to fund our operations and satisfy our obligations;
•
our ability to implement our cost reduction and operational efficiency program and the effect of the program on our operations;
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
•
our ability to pay the $10.0 million Clearance Payment owed to BioTissue, which was due on September 15, 2026, and remains unpaid, and the consequences of any default or exercise of remedies by BioTissue under the asset purchase agreement;
•
dilution to our existing stockholders resulting from sales of our common stock under our Committed Equity Facility with Roth Principal Investments, LLC, the exercise of outstanding warrants and options, or other future equity financings; and
•
volatility in the price of our common stock.

For further discussion of certain of these factors, see the risk factors disclosed in the section entitled “Risk Factors” in this Quarterly Report and in our Registration Statement on Form 10, as amended (File No. 001-42292) (the “Form 10”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$971,145	$29,549,018
Accounts receivable, net of allowance of $9,023,768 as of September 30, 2026 and December 31, 2025, respectively	6,600,028	9,874,468
Inventory	6,451,358	2,877,160
Prepaid expenses and other assets	2,111,205	2,102,803
Total current assets	16,133,736	44,403,449
Long-Term Assets
Property and equipment, net	4,381,460	3,970,513
Construction-in-process	505,307	961,032
Right-of-use asset, net	164,135	327,267
Intangible assets, net	20,860,143	119,765
Goodwill	1,532,635	244,635
Total assets	$43,577,416	$50,026,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$10,462,057	$4,441,419
License fees payable	434,775	729,975
Income tax payable	-	31,512
Accrued interest	26,333	2,227,500
Operating lease liabilities	165,823	225,768
Notes payable	1,000,000	3,000,000
Consideration payable	10,000,000	-
Other current liabilities	80,900	127,406
Total current liabilities	22,169,888	10,783,580
Long-Term Liabilities
Operating lease liabilities, less current portion	-	105,262
Warrant liability (Note 11)	3,081,104	-
Total long-term liabilities	3,081,104	105,262
Total liabilities	25,250,992	10,888,842

Commitments and contingencies (Note 13)
Stockholders' Equity
Series A-1 convertible preferred stock, $0.001 par value; authorized 300 shares; issued and outstanding 300 shares as of September 30, 2026 and December 31, 2025.	-	-
Series B-1 convertible preferred stock, $0.001 par value; authorized 500,000 shares; issued and outstanding 5 shares as of September 30, 2026 and December 31, 2025.	-	-
Common stock, $0.001 par value; authorized 975,000,000 shares; issued and outstanding 18,679,490 and 16,825,716 shares as of September 30, 2026 and December 31, 2025, respectively.	18,681	16,827
Additional paid-in capital	68,692,124	60,338,654
Treasury stock, 18,000 shares at cost	(43,346)	(43,346)
Accumulated deficit	(50,341,035)	(21,174,316)
Total stockholders' equity	18,326,424	39,137,819
Total liabilities and stockholders' equity	$43,577,416	$50,026,661

See accompanying notes to condensed consolidated financial statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$7,640,885	$10,473,402	$21,675,664	$37,403,597
Cost of goods sold	3,346,797	1,204,794	8,781,424	2,743,409
Gross profit	4,294,088	9,268,608	12,894,240	34,660,188

Sales and marketing expenses	5,346,021	1,305,957	14,431,865	3,704,484
General and administrative expenses	7,536,166	4,498,341	21,235,115	18,367,104
Research and development expenses	481,189	1,957,876	2,352,033	5,605,382
Depreciation and amortization expense	706,661	57,644	1,936,415	172,344
Total operating expenses	14,070,037	7,819,818	39,955,428	27,849,314
(Loss) income from operations	(9,775,949)	1,448,790	(27,061,188)	6,810,874
Other (expense) income:
Interest income, net	6,359	143,284	93,397	236,616
Other (expense) income	(1,606,064)	(123,345)	(2,198,928)	(120,275)
Other (expense) income, net	(1,599,705)	19,939	(2,105,531)	116,341
Total (loss) income from operations before income taxes	(11,375,654)	1,468,729	(29,166,719)	6,927,215
Income tax expense	-	(707,677)	-	(2,247,428)
Net (loss) income	$(11,375,654)	$761,052	$(29,166,719)	$4,679,787

Basic net (loss) income per share attributable to common stockholders	$(0.64)	$0.05	$(1.68)	$0.28

Diluted net (loss) income per share attributable to common stockholders	$(0.64)	$0.03	$(1.68)	$0.20

Basic weighted average common shares outstanding	17,864,178	16,749,593	17,351,828	16,771,945

Diluted weighted average common shares outstanding	17,864,178	22,787,934	17,351,828	23,268,317

See accompanying notes to condensed consolidated financial statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Series A-1		Series B-1		Common Stock		Additional			Total
Three Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2026	300	$-	5	$-	17,839,467	$17,841	$66,605,483	$(43,346)	$(38,965,381)	$27,614,597

Stock based compensation- stock options	-	-	-	-	-	-	1,009,258	-	-	1,009,258

Stock based compensation- restricted common stock	-	-	-	-	104,727	105	1,078,118	-	-	1,078,223

Issuance of common stock for cash (Note 11)	-	-	-	-	735,296	735	(735)	-	-	-

Net loss	-	-	-	-	-	-	-	-	(11,375,654)	(11,375,654)
Balance as of September 30, 2026	300	$-	5	$-	18,679,490	$18,681	$68,692,124	$(43,346)	$(50,341,035)	$18,326,424

	Series A-1		Series B-1		Common Stock		Additional			Total
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2025	300	$-	5	$-	16,743,513	$16,745	$57,936,031	$(43,346)	$(10,674,669)	$47,234,761

Stock based compensation - stock options	-	-	-	-	-	-	504,787	-	-	504,787

Stock based compensation - restricted stock	-	-	-	-	29,549	29	644,172	-	-	644,201

Issuance of common stock for services	-	-	-	-	279	-	3,000	-	-	3,000

Issuance of common stock for warrant exercise					10,000	10	14,990			15,000

Net income	-	-	-	-	-	-	-	-	761,052	761,052
Balance as of September 30, 2025	300	$-	5	$-	16,783,341	$16,784	$59,102,980	$(43,346)	$(9,913,617)	$49,162,801

See accompanying notes to condensed consolidated financial statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Series A-1		Series B-1		Common Stock		Additional			Total
Nine Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2025	300	$-	5	$-	16,825,716	$16,827	$60,338,654	$(43,346)	$(21,174,316)	$39,137,819

Stock based compensation- stock options	-	-	-	-	-	-	2,677,603	-	-	2,677,603

Stock based compensation- restricted common stock	-	-	-	-	371,436	371	3,319,603	-	-	3,319,974

Issuance of common stock for services	-	-	-	-	773	1	3,999	-	-	4,000

Issuance of common stock for cash	-	-	-	-	1,481,565	1,482	2,352,265	-	-	2,353,747

Net loss	-	-	-	-	-	-	-	-	(29,166,719)	(29,166,719)
Balance as of September 30, 2026	300	$-	5	$-	18,679,490	$18,681	$68,692,124	$(43,346)	$(50,341,035)	$18,326,424

	Series A-1		Series B-1		Common Stock		Additional			Total
Nine Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2024	300	$-	5	$-	16,661,482	$16,662	$54,642,012	$(43,346)	$(14,593,404)	$40,021,924

Stock based compensation - stock options	-	-	-	-	-	-	2,732,673	-	-	2,732,673

Stock based compensation - restricted stock	-	-	-	-	94,052	94	1,664,989	-	-	1,665,083

Issuance of common stock for services	-	-	-	-	1,140	1	14,999	-	-	15,000

Issuance of common stock for warrant exercise	-	-	-	-	26,667	27	48,307	-	-	48,334

Net income	-	-	-	-	-	-	-	-	4,679,787	4,679,787

Balance as of September 30, 2025	300	$-	5	$-	16,783,341	$16,784	$59,102,980	$(43,346)	$(9,913,617)	$49,162,801

See accompanying notes to condensed consolidated financial statements.

BioStem Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended September 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(29,166,719)	$4,679,787
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	102,703	84,518
Amortization expense	1,833,712	87,827
Amortization of debt discount	-	63,607
Amortization of right-of-use asset	163,132	110,644
Stock-based compensation expense	6,001,577	6,024,552
Fair value adjustment to consideration payable	1,412,000	-
Gain on extinguishment of debt	(815,250)	-
Expenses related to the issuance of warrants (Note 11)	81,097
Deferred tax benefit	-	(240,553)
Changes in operating assets and liabilities:
Accounts receivable	3,274,440	3,002,098
Inventory	(3,574,198)	(904,980)
Prepaid expenses and other assets	9,968	(847,831)
Accounts payable and accrued expenses	5,915,638	(63,036)
License fees payable	(295,200)	(1,451,736)
Income tax payable	(31,512)	(3,498,045)
Accrued interest	114,083	197,017
Other current and long-term liabilities	(211,713)	(109,454)
Net cash (used in) provided by operating activities	(15,186,242)	7,134,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction-in- process	(57,925)	(2,935,987)
Cash paid in business combination	(15,018,371)	-
Development of internal-use software	(169,090)	-
Proceeds from repayment on short-term loan receivable	-	1,250,000
Net cash used in investing activities	(15,245,386)	(1,685,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(3,500,000)	(1,171,351)
Proceeds from issuance of common stock	5,500,008	-
Cash paid for costs related to the issuance of common stock	(146,253)	-
Issuance of common stock for warrant exercise	-	48,334
Net cash provided by (used in) financing activities	1,853,755	(1,123,017)
Cash and cash equivalents:
Net change during the period	(28,577,873)	4,325,411
Balance, beginning of period	29,549,018	22,832,706
Balance, end of period	$971,145	$27,158,117
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$-	$4,012,019
Cash paid for interest	$120,029	$82,362
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial ROU asset and operating lease liability	$-	$214,220
Non-cash consideration payable	$8,588,000	$-
Development of internal-use software in accounts payable	$105,000	$-
Promissory note in conjunction with debt extinguishment (Note 10)	$1,000,000
Forgiveness of interest payable on debt extinguishment (Note 10)	$2,315,250	$-

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

The Company’s mission is to create and deliver the most advanced healing technologies in the world. The Company harnesses the natural properties of perinatal tissue through our proprietary manufacturing processing technologies, to deliver clinically effective solutions that promote tissue repair and regeneration.

The Company’s portfolio of products consists primarily of placenta-derived tissue allografts, which are human tissues used as protective barriers or coverings to support the body’s natural healing processes. The Company offers both dry and cryopreserved allografts that are utilized across a broad range of clinical settings, including advanced wound care and surgical applications. The Company intends to continue expanding its portfolio with complementary regenerative therapies and technologies that address unmet needs across wound management and surgical healing.

In January 2026, the Company expanded its portfolio through the purchase and licensing of certain assets from BioTissue Holdings Inc.’s surgical and wound care business. Among the assets the Company acquired and licensed were the Neox® and Clarix® product lines. The Company also acquired direct sales representatives and contracted independent sales agents. The Company believes this acquisition will bolster its commercial capabilities and deepen its presence in both hospital inpatient and outpatient care environments.

The Company’s fiscal year end is December 31.

Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of $971,145. During the three months ended September 30, 2026 and 2025, the Company had a net loss of $11,375,654 and net income of $761,052, respectively. The Company had a net loss of $29,166,719 and net income of $4,679,787 during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $50,341,035. The Company expects to incur net losses and negative cash flows from operations for at least the next twelve months as it adjusts to reduced pricing dictated by the Centers for Medicare & Medicaid Services (CMS) that became effective in 2026 as well as the continued efforts to effectively integrate the recently acquired product lines and new customers from BioTissue into the Company's operations. The Company also has contractual obligations over the next twelve months related to the BioTissue acquisition (Note 3) and a restructured loan (Note 10). The Company will require additional liquidity to continue its operations and meet its obligations over the next 12 months.

The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from its recently acquired product lines. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The condensed consolidated statements of the Company are presented in United States dollars and have been prepared in accordance with financial accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and include the accounts of BioStem Technologies, Inc. and its wholly-owned subsidiaries, Blue Tech Industries, Inc. (d/b/a BioStem Life Sciences, Inc.), Auxocell Operations Inc., and BioStem Properties, LLC. All intercompany transactions have been eliminated in consolidation. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025, was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The information included in this Quarterly Report should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Form 10, as amended. Interim results are not necessarily indicative of the results for the full year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.

Such estimates and assumptions impact both assets and liabilities, including but not limited to net realizable value of accounts receivable and inventory, estimated useful lives and impairment of long-lived assets, the valuation of intangible assets, goodwill, estimated fair value of service-related stock-based awards, common stock warrants, valuation of contingent consideration, and the valuation of deferred tax assets.

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

The Company has experienced, and in the future expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others: (i) the uncertainty associated with the commercialization and ultimate success of the Company’s products; (ii) competition inherent in the markets where products are expected to be sold; (iii) general economic conditions; and (iv) the volatility related to product pricing.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Form 10, as amended except as described below:

Warrant Liabilities

The Company accounts for its common stock warrants in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity.

The warrants are recorded at fair value on the date of issuance and are remeasured to fair value at each reporting date, with changes in fair value recognized in other (expense) income, net in the consolidated statements of operations, until the warrants are exercised or expire. Upon exercise, a warrant is remeasured to fair value and the liability is reclassified to additional paid-in capital. The warrant liabilities are presented as either current or noncurrent based on whether the Company expects the warrant holder to exercise the warrants within or outside the next twelve months from the reporting date.

The Company estimates the fair value of the warrants using an option pricing model, which requires significant judgment, including expected volatility, expected term, the risk-free interest rate and the dividend yield. Expected volatility is based on the historical volatility of comparable publicly traded companies. The warrants are Level 3 fair value measurements. See Note 11.

Allocation of Proceeds

When common stock and warrants are issued together, the Company allocates the proceeds first to the warrants at their fair value and the residual to the common stock. If the fair value of the warrants exceeds the proceeds, the excess is recognized as a loss on issuance of warrants in other (expense) income, net.

Offering Costs

Costs directly attributable to an offering are allocated between the warrants and the common stock in proportion to the proceeds allocated to each. The amount allocated to the warrants is expensed as incurred and presented in other (expense) income, net. The amount allocated to the common stock is recorded as a reduction of additional paid-in capital. The fair value of warrants issued to the placement agent is treated as an offering cost.

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

For the three months ended September 30, 2026, the acquired Business generated $6,831,299 in revenue, net. From the date of the acquisition through September 30, 2026, the acquired Business generated $18,907,417 in revenue, net.

Supplemental Unaudited Pro Forma Information

The following unaudited supplemental pro forma information presents the consolidated results of operations of the Company combined with historical results of the Business acquired subsequent to the start of the three and nine month period ended September 30, 2025, on a pro forma basis, as if the acquisition had occurred at the beginning of the most recently completed fiscal year preceding the acquisition:

	Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$7,640,885	$17,836,225	$23,161,990	$58,914,208
Net (loss) income	$(11,375,654)	$710,477	$(28,387,086)	$2,829,389

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

Acquisition-Related Costs

During the nine months ended September 30, 2026, the company incurred $976,428 in transaction-related costs in connection with the acquisition, including advisory, legal, accounting, and valuation fees which have been expensed as incurred in accordance with ASC 805-10-25-23. The Company did not pay any transaction expenses on behalf of the Seller.

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

The identifiable intangible assets acquired consisted of licensed technology, trade names and trademarks, and customer-related contracts and relationships, with estimated useful lives of ten (10) years, fifteen (15) years, and seven (7) years, respectively. The Company engaged an independent third-party valuation specialist to assist in the determination of the fair value of intangible assets acquired. All key estimates, assumptions, and forecasts were either provided by or reviewed by management. While the third-party specialist provided significant input into the valuation, the final conclusions reflect the judgment of management. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs, which represents a Level 3 measurement, and were determined using an income-based approach,

The fair values of the licensed technology and trade name and trademarks intangible assets in the table above were determined using the relief-from royalty-method. The relief-from-royalty method applies a royalty rate to projected income to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. The discount rate was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted-average cost of capital, and weighted-average return on assets. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash-flows over the forecast period.

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

Pursuant to Section 1.8 of the APA, the Company is obligated to pay the Seller a “Clearance Payment” of $10,000,000 upon receipt of Food and Drug Administration (the "FDA") 510(k) clearance for the Catalyze Product (Clarix Flo and Neox Flo) within 12 months following the Closing Date. The Company evaluated the Clearance Payment and concluded it represents contingent consideration in the business combination (ASC 805-10-55-18; 55-25). This contingent consideration liability was recorded at an acquisition-date fair value of $8,588,000. The acquisition-date fair value of the contingent consideration liability was determined based on a probability- weighted assessment of the likelihood of payment within 12 months following the Closing Date. On June 5, 2026, the FDA 510(k) clearance was obtained, and the Company recorded an adjustment to the fair value of the consideration payable in the amount of $1,412,000 recognized in other expenses. As such, the value of the consideration is no longer contingent.

On July 15, 2026, Blue Tech Industries, Inc., a wholly-owned subsidiary of the Company and the Seller entered into Amendment No. 1 to the APA (the "Amendment"), which extended the deadline for payment of the Clearance Payment to August 13, 2026 and, subject to the payment of additional extension amounts, to August 31, 2026 and then to September 15, 2026. In connection with the Amendment, the Company made extension payments to the Seller totaling $1,000,000 ($500,000 on each of July 6, 2026 and August 13, 2026), which were recognized as other expense within the condensed consolidated statement of operations for the three and nine months ended September 30, 2026. As of September 30, 2026, the full amount of the consideration of $10,000,000 is recorded as a consideration payable on the condensed consolidated balance sheet.

Note 4- Inventory

The table below presents the Company’s inventory values, by category, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Raw materials	$51,582	$251,911
Finished goods	6,399,776	2,625,249
Total net realizable value	$6,451,358	$2,877,160

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

As described in Note 3, on January 21, 2026, the Company expanded its product portfolio by acquiring and licensing certain assets from BioTissue's surgical and wound care business. The acquired assets include the Neox® and Clarix® product lines, an established national network of direct and independent sales representatives, and an existing customer base with related customer contracts. The Company sells these products to Group Purchasing Organization ("GPO") members who transact directly with the Company at GPO-agreed pricing. GPOs are funded by administrative fees that are paid by the Company. These fees are set as a percentage of the purchase volume, which is typically about 2-3% of sales made to the GPO, and accounted for as a reduction from revenue.

Customer concentration

During the three months ended September 30, 2026 and 2025, the Company's single distributor customer accounted for approximately 11% and 99% of our unaudited consolidated revenue, respectively. During the nine months ended September 30, 2026 and 2025, the Company's single distributor customer accounted for approximately 12% and 100% of our unaudited consolidated revenue, respectively.

As of September 30, 2026 and December 31, 2025 accounts receivable, net of $8,800,602 in credit losses from the Company's single distributor customer were $1,635,210 and $9,841,476, respectively.

Disaggregation of Revenue

The following table provides information about revenue disaggregated by major sites of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hospital	$6,831,299	$-	$18,907,417	$-
Physician office	809,586	10,413,402	2,679,687	37,343,597
Other	-	60,000	88,560	60,000
Revenue, net	$7,640,885	$10,473,402	$21,675,664	$37,403,597

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income available to common shareholders (numerator)	$(11,375,654)	$761,052	$(29,166,719)	$4,679,787

Weighted-average number of common shares (denominator)	17,864,178	16,749,593	17,351,828	16,771,945

Basic (loss) income per common share	$(0.64)	$0.05	$(1.68)	$0.28

Weighted-average number of common shares	17,864,178	16,749,593	17,351,828	16,771,945
Potential shares of common stock arising from stock options, warrants, and unvested RSU's	-	6,038,341	-	6,496,372
Total shares-diluted (denominator)	17,864,178	22,787,934	17,351,828	23,268,317

Diluted (loss) income per common share	$(0.64)	$0.03	$(1.68)	$0.20

Anti-dilutive equivalent shares excluded from the calculation of diluted (loss) income per common share	6,286,637	469,015	6,065,751	67,991

Note 7 - Property and Equipment, net

The following table presents property and equipment as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Building	$433,448	$433,448
Building improvements	1,341,493	827,843
Land	2,367,443	2,367,443
Machinery and equipment	1,361,960	1,361,960
Computer and office equipment	64,702	64,702
Furniture and fixtures	226,802	226,802
Total property and equipment	5,795,848	5,282,198
Less: Accumulated depreciation	(1,414,388)	(1,311,685)
Total property and equipment, net	$4,381,460	$3,970,513

Construction-in-process	$505,307	$961,032

During the three months ended September 30, 2026 and 2025, depreciation expense related to property and equipment, net was $38,103 and $31,551, respectively. During the nine months ended September 30, 2026 and 2025, depreciation expense was $102,703 and $84,518, respectively.

Note 8 - Finite Lived Intangible Assets and Goodwill

Goodwill

The following table presents goodwill as of September 30, 2026:

Goodwill, beginning of period	$244,635
Additions from acquisition (Note 3)	1,288,000
Goodwill, end of period	$1,532,635

There were no changes to goodwill during the three months ended September 30, 2025.

Intangible Assets

Amortization of intangible assets with finite lives is calculated on the straight-line method based on the following estimated useful lives:

Website and software development costs	3-5 years
Intellectual property	5-15 years
Customer relationships	7 years

The following table presents intangible assets other than goodwill as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$11,852,000	$934,750	$10,917,250
Trade names	1,800,000	83,333	1,716,667
Website & software development costs	499,997	200,755	299,242
Customer relationships	9,154,000	1,227,016	7,926,984
Total	$23,305,997	$2,445,854	$20,860,143

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$152,000	$106,500	$45,500
Website & software development costs	225,907	151,642	74,265
Customer relationships	354,000	354,000	-
Total	$731,907	$612,142	$119,765

During the three months ended September 30, 2026 and 2025, amortization expense was $668,558 and $26,093, respectively. During the nine months ended September 30, 2026 and 2025, amortization expense was $1,833,712 and $87,827 respectively.

Note 9 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accounts payable	$5,467,115	$1,399,998
Accrued liabilities	1,149,518	933,811
Accrued payroll and payroll tax	3,845,424	2,107,610
Total accounts payable and accrued expenses	$10,462,057	$4,441,419

Note 10- Notes Payable

The following table presents notes payable as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
On July 27, 2018, the Company entered into a Bridge Loan Agreement and Promissory Note, with an interest rate of 0.50% per month for the first six months and 0.75% per month through the Maturity Date of July 27, 2019. On April 27, 2026, BioStem Technologies, Inc. entered into a Settlement Agreement and Release to resolve all disputes arising from loan agreements in default.	$-	$1,000,000
On October 5, 2018, the Company entered into a Bridge Loan Agreement and Promissory Note, with an interest rate of 0.50%, per month for the first six months and 0.75% per month through the Maturity Date of October 5, 2019. On April 27, 2026, BioStem Technologies, Inc. entered into a Settlement Agreement and Release to resolve all disputes arising from loan agreements in default.	-	2,000,000
On April 27, 2026, the Company entered into a Bridge Loan Agreement and Promissory Note, with an interest rate of 0.50% per month for the first six months and 0.75% per month through the Maturity Date of April 27, 2027.	1,000,000	-
Total notes payable	1,000,000	3,000,000
Less: current portion of notes payable	(1,000,000)	(3,000,000)
Notes payable-long-term	$-	$-

In August 2019, the Company received notice from GMA Bridge Fund, LLC and GMA Bridge Holdings, LLC (collectively "GMA") that the Company is in default for the loan that matured on July 27, 2019, for non-payment and gave the Company notice that the note which matured on October 5, 2019, was also in default. On April 27, 2026, the Company entered into a settlement and release agreement (the "Agreement") with GMA to resolve all disputes arising from the loan agreements in default. Under the terms of the Agreement, the Company extinguished its total outstanding obligation of $5,315,250, comprised of $3,000,000 in original principal and $2,315,250 in accrued interest through a cash payment of $3,500,000 and the issuance of a new $1,000,000 secured promissory note with a maturity date of April 27, 2027, resulting in an $815,250 gain on extinguishment of debt, which was recognized as other income during the nine months ended September 30, 2026. The new $1,000,000 promissory note is secured by a mortgage on the Company's property located at 2836 Center Port Circle in Pompano Beach, FL.

Note 11 - Stockholders' Equity and Warrants

September 2026 Private Placement

On September 30, 2026 (the "Closing Date"), the Company closed a private placement pursuant to a Securities Purchase Agreement dated September 29, 2026 (the "Purchase Agreement") with certain institutional investors. The Company issued and sold 735,296 shares of common stock at $4.08 per share for gross proceeds of $3,000,008 together with Series A warrants to purchase up to 735,296 shares of common stock (the "Series A Warrants") at an exercise price of $3.83 per share and Series B warrants to purchase up to 735,296 shares of common stock (the "Series B Warrants" and, together with the Series A Warrants, the "Common Warrants") at an exercise price of $3.83 per share. The Company paid a placement agent a cash fee equal to 7.0% of the gross proceeds and reimbursed certain of its expenses, for aggregate cash fees and expenses of $295,001. The Company also issued warrants to the placement agent to purchase 18,382 shares of common stock at an exercise price of $6.12 per share, in substantially the same form as the Common Warrants (the "Placement Agent Warrants" and, together with the Common Warrants, the "Warrants"). The Warrants are exercisable immediately.

The Company allocated the gross proceeds first to the Warrants at their estimated fair value of $3,039,179 as described below, with the residual allocated to the common stock. Since the fair value of the Warrants exceeded the gross proceeds, no proceeds were allocated to the common stock, and the excess of $39,172 was recognized as a loss on issuance of Warrants. Offering costs of $336,926, consisting of $295,001 paid to the placement agent and the $41,925 fair value of the Placement Agent Warrants, were allocated entirely to the Warrants and expensed as warrant issuance costs. Both amounts are included in other income (expense), net, for the three and nine months ended September 30, 2026, and total $376,098.

The Series A and Placement Agent Warrants expire five years from the date they become effective (the "Effective Date"), while the Series B Warrants expire two years from the Effective Date. The Effective Date is the earliest of (i) the effectiveness of a registration statement covering the resale of the shares and the shares issuable upon exercise of the Common Warrants, (ii) the date those shares have been sold, or may be sold pursuant to Rule 144 under the Securities Act without restriction, (iii) the first anniversary of the Closing Date, provided that the holder is not an affiliate of the Company, or (iv) all of such shares may be sold pursuant to Section 4(a)(1) of the Securities Act without restriction and Company counsel has delivered a specified legal opinion to that effect. The Effective Date had not occurred as of September 30, 2026. On October 9, 2026, the registration statement on Form S-1 (File No. 333-299282) covering the resale of such shares was declared effective, and the Effective Date occurred on that date (see Note 16).

Under the Purchase Agreement, the Company may not, subject to certain exceptions, (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents, or file any registration statement or amendment or supplement thereto (other than as contemplated by the related registration rights agreement or a registration statement on Form S-8), until 30 days after the Effective Date, or (ii) effect or enter into an agreement to effect a “variable rate transaction,” which includes any transaction under an equity line of credit, until six months after the Effective Date.

The Company evaluated the Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging — Contracts in Entity's Own Equity, and determined the Warrants are classified as liability instruments because in the event of a change of control, the Company or its successor entity must at the holder's option buy the warrant for cash to its Black-Scholes value . The Company estimated the fair value using an option pricing model. The Company will remeasure the fair value of the Warrants at each reporting date, with changes in fair value recognized in earnings until the Warrants are exercised or expire. The warrant liabilities are presented as noncurrent liabilities as the Company does not expect to settle them in cash within twelve months. Since the Closing Date was also the balance sheet date, the fair value at issuance equals the fair value at September 30, 2026.

The Warrants are classified within Level 3 of the fair value hierarchy as the valuation uses significant unobservable inputs. The significant unobservable inputs are expected volatility, expected term and the probability of the Warrants being exercised. The below table represents the significant inputs used by the Company to establish the estimated fair value of the Warrant liabilities.

Input	Series A Warrants	Series B Warrants	Placement Agent Warrants
Share price	$3.09	$3.09	$3.09
Exercise price	$3.83	$3.83	$6.12
Expected term (years)	5.12	2.12	5.12
Expected volatility	109.90%	108.50%	109.90%
Risk-free interest rate	5.10%	4.89%	5.10%
Dividend yield	0%	0%	0%
Probability of a fundamental transaction (per year)	5.0%	5.0%	5.0%

Committed Equity Facility

On September 18, 2026, the Company entered into a common stock purchase agreement (the “CSPA”) and a related registration rights agreement with Roth Principal Investments, LLC, establishing a Committed Equity Facility ("CEF") under which the Company has the right, but not the obligation, in the Company's sole discretion, to sell up to $40,000,000 of shares of common stock from time to time over a period of up to 36 months following satisfaction of specified commencement conditions. Specifically, the Company may not effect sales of equity under the CEF until April 9, 2027, unless the restriction is waived. The Company controls the timing and amount of any sales, which are subject to the conditions and limitations in the CSPA, including a $1.00 minimum closing-price threshold, per-share prices based on the volume weighted average price of the common stock less a fixed discount of 3.0% (for market open and intraday purchases) or 5.0% (for pre-market and post-market purchases), a 19.99% Nasdaq exchange cap of 3,585,375 shares (absent stockholder approval or an average purchase price of at least $4.3056 per share), and a 4.99% beneficial ownership limitation applicable to Roth Principal Investments. The Company agreed to pay Roth Principal Investments a cash commitment fee of $400,000 equal to 1.0% of the $40,000,000 commitment, payable out of the first proceeds of sales under the CEF at a 10% participation rate, and to reimburse specified expenses, and expects to use any net proceeds for working capital and general corporate purposes. The CSPA terminates automatically on the earliest of the first day of the month following the 36-month anniversary of the commencement date, the date on which Roth Principal Investments has purchased $40,000,000 of common stock, and delisting from the Nasdaq or bankruptcy events. The Company may also terminate at any time after commencement upon 10 trading days’ notice without cost or penalty (subject to acceleration of the commitment fee if terminated within 90 days of the closing date). The registration statement on Form S-1 (File No. 333-299025) covering the resale by Roth Principal Investments of up to 12,050,000 shares of common stock issuable under the CSPA was declared effective on September 29, 2026. As of September 30, 2026, the Company has not sold any shares under the CEF.

May 2026 Private Placement

On May 21, 2026, the Company entered into a Securities Purchase Agreement with an institutional investor (the "Investor"), pursuant to which the Investor purchased 746,269 shares of common stock at a purchase price of $3.35 per share, for aggregate gross proceeds to us of $2,500,000. The Company paid issuance cost of $146,253, which is reflected as a deduction within equity.

Issuance of Common Stock and Warrants to Service Provider

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

The initial value of the common stock and warrants have been reflected as an increase to additional paid in capital and prepaid expenses in the aggregate amount of $2,803,900. The fair value of these stock-based payments was being amortized into expense as services were provided by the vendor. During the second quarter of 2025, the Service Agreement was terminated, and the Company recognized the remaining $1,202,766 prepaid expense balance as stock-based compensation expense included within general and administrative expenses.

The following table presents the Company’s common stock warrant activity during the nine months ended September 30, 2026:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding as of December 31, 2025	2,033,467	$2.27	2.72
Granted	1,488,974	3.86	3.52
Exercises	-	-	-
Outstanding and exercisable as of September 30, 2026	3,522,441	$2.94	2.62

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

As of September 30, 2026 and December 31, 2025 there are 300 shares of Series A-1 Convertible Preferred Shares outstanding.

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

As of September 30, 2026 and December 31, 2025, there are 5 shares of Series B-1 Convertible Preferred Shares outstanding.

Common Stock

Subject to the rights of holders of Series B-1 preferred shares, common stock shall be entitled to receive such cash dividends may be declared thereon by the Board from time to time out of assets of funds of the Corporation legally available.

The Company is authorized to issue 975,000,000 shares of common stock with a par value of $0.001 per share as of September 30, 2026 and December 31, 2025.

Common Stock Issuances

Three Months Ended September 30, 2026

During the three months ended September 30, 2026, the Company issued 104,727 shares of restricted common stock for fully vested RSUs. See the restricted stock unit disclosure in Note 12 below.

On September 30, 2026, the Company entered into a Purchase Agreement with certain institutional investors pursuant to which the investors purchased an aggregate of 735,296 shares of common stock at a purchase price of $4.08 per share, for aggregate gross proceeds of $3,000,008. However, the proceeds were allocated to the estimated fair value of the Warrants issued in conjunction with the September 30, 2026 Private Placement discussed above.

Three Months Ended September 30, 2025

During the three months ended September 30, 2025, the Company issued 29,549 shares of restricted common stock for fully vested RSUs.

During the three months ended September 30, 2025, the Company issued 279 shares of common stock for $3,000 of services, based on the market price of the Company's stock on the grant date.

During the three months ended September 30, 2025, the Company issued 10,000 shares of common stock for the exercise of a warrant and received cash proceeds of $15,000.

Nine Months Ended September 30, 2026

During the nine months ended September 30, 2026, the Company issued 371,436 shares of restricted common stock for fully vested RSUs. See the restricted stock unit disclosure in Note 12 below.

During the nine months ended September 30, 2026, the Company issued 773 shares of common stock for services for $4,000 based on the market price of the Company's stock on the grant date.

During the nine months ended September 30, 2026, the Company entered into a Purchase Agreement with an investor pursuant to which the investor purchased 746,269 shares of our common stock at a purchase price of $3.35 per share, for aggregate gross proceeds of $2,500,000. As described above, the Company also entered into a Purchase Agreement with certain institutional investors pursuant to which the investors purchased an aggregate of 735,296 shares of common stock at a purchase price of $4.08 per share, for aggregate gross proceeds of $3,000,008.

Nine Months Ended September 30, 2025

During the nine months ended September 30, 2025, the Company issued 94,052 shares of restricted common stock for fully vested RSUs.

During the nine months ended September 30, 2025, the Company issued 1,140 shares of common stock for $15,000 of services, based on the market price of the Company's stock on the grant date.

During the nine months ended September 30, 2025, the Company issued 26,667 shares of common stock for the exercise of a warrant and received cash proceeds of $48,334.

Note 12- Stock Based Compensation

Share-based Compensation Plan

The Board of Directors and stockholders approved the BioStem Technologies, Inc. 2022 Equity Incentive Plan (2022 EIP), effective as of January 3, 2023, which serves as the successor to the BioStem Technologies, Inc. 2021 Equity Incentive Plan (2021 EIP) and permits the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and cash-based awards and other stock-based awards to qualified employees, directors, and consultants. No new awards will be issued under the 2021 EIP as of the effective date of the 2022 EIP. Outstanding awards under the 2021 EIP continue to be subject to the terms and conditions of the 2021 EIP. If shares issued under the 2021 EIP and 2022 EIP pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares are added back to the reserves of the 2022 EIP. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will also become available for future grant or sale under the current EIP. The maximum aggregate number of shares that may be subject to awards and sold under the 2022 EIP is 6,752,693 shares. The shares may be authorized but unissued, or reacquired common stock. As of September 30, 2026, there were 4,118,554 shares reserved for future issuance under the current EIP. The term of each Option will be stated in the Award Agreement. In the case of an incentive stock option, the term will be no more than ten (10) years from the date of grant thereof. In the case of an incentive stock option granted to a Participant who, at the time the incentive stock option is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Incentive Stock Option will be five (5) years from the date of grant or such shorter term as may be provided in the Award Agreement.

Stock Options

The fair value of service-based stock options granted to employees and non-employees was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	September 30, 2026	September 30, 2025
Dividend yield	0%	0%
Expected term	6 years	6 years
Risk-free interest rates	3.86%-4.45%	3.93%-4.42%
Expected volatility	102.09%-107.32%	104.47%-106.98%

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

Fair Value of Common Stock– The fair value of common stock is based on the closing price of the Company’s common stock, as reported on the Nasdaq Capital Market on the date of grant.

The following table summarizes activity under the Company’s stock options plans for service-based and market-based stock options:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding as of December 31, 2025	6,280,284	$2.92	6.67	$5,576,041
Granted	1,546,147	5.03	9.26	-
Forfeited	(141,063)	6.95	-	-
Outstanding as of September 30, 2026	7,685,368	3.26	6.67	-
Vested and exercisable as of September 30, 2026	5,768,742	$2.38	5.84	$4,095,807

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025, was $4.10 and $8.68, respectively. During the three and nine months ended September 30, 2026 and 2025, the Company recognized $1,009,258 and $2,677,603 and $504,787 and $2,732,673 , respectively, of stock-based compensation expense in connection with service-based and market-based option grants which is included in general and administrative expenses on the condensed consolidated statements of operations. As of September 30, 2026, total unrecognized stock-based compensation expense for service-based option grants was $7,959,771, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.09 years.

Market-Based Stock Option Grants

In July 2022, the Board of Directors approved and amended executive employment agreements for the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”). Additionally, in October 2022 the Board of Directors granted 2,250,000 options at an exercise price of $2.00, to both the CEO and COO, for a total of 4,500,000 options with an aggregate grant date fair value of $14,829,290 estimated using the Monte Carlo simulation. Vesting of these options were based on Sustained Market Capitalization targets. The last capitalization target was met during the first quarter of 2025, and the remaining stock-based compensation of $1,438,538 was recognized on these market-based option grants. The options may be exercised for up to 10 years after the date of grant.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2026, a total of 876,400 RSUs with an aggregate grant date fair value of $4,705,105 were granted to certain members of the Board of the Directors and executive leadership team. The RSUs granted vest 33% on the first anniversary of the grant date with quarterly vesting over two (2) years thereafter. The fair value of restricted stock is based on the closing price of the Company’s common stock on the date of the grant.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2026:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested balance-December 31, 2025	661,882	$9.93
Granted	876,400	5.37
Vested	(371,436)	9.17
Forfeited or canceled	(7,430)	12.45
Unvested balance-September 30, 2026	1,159,416	$6.71

During the three and nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense in connection with restricted stock units of $1,078,223 and $3,319,974 and $644,201 and $1,665,083, respectively. During the nine months ended September 30, 2026, two Board of Directors resigned. As part of their resignation, the Company agreed to accelerate the vesting of their outstanding RSU awards, and the remaining aggregate stock-based compensation expense of $234,121 associated with their awards was recognized within general and administrative expenses on the condensed consolidated statement of operations. As of September 30, 2026, unrecognized stock-based compensation on unvested RSUs was $6,699,429 which will be recognized through April 2029 over a weighted average period of 1.90 years.

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

Future payments required on the operating lease liabilities, over a weighted average remaining lease term of approximately 8.16 months are as follows:

Year Ending December 31,
2026 (remaining)	$63,976
2027	109,363
Total	173,339
Less present value discount	(7,516)
Total operating lease liabilities	$165,823

During the three months and nine months ended September 30, 2026 and 2025, the Company incurred lease expense of $63,711 and $202,973 and $56,060 and $133,782, respectively, included within general and administrative expenses on the condensed consolidated statement of operations.

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

In September 2026, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) under the False Claims Act, 31 U.S.C. §§ 3729-3733, and the Anti-Kickback Statute, 42 U.S.C. § 1320a-7b. The CID seeks documents and information concerning pricing and the reporting of ASP for the Company's skin substitute products and arrangements with a distributor. The matter is still in preliminary stages and is in too early a stage to assess potential outcomes. The Company intends to cooperate with the request and any further inquiries.

On September 23, 2024, GMA submitted a Demand for Arbitration to the American Arbitration Association relating to the repayment of the Notes in the amount of $3,000,000 plus interest. On April 27, 2026, the Company entered into a Settlement Agreement and Release with GMA to resolve all disputes arising from loan agreements in default (See Note 10).

Note 14 - Income Taxes

The Company recorded an income tax expense of $0 and $707,677 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax expense of $0 and $2,247,428, respectively.

The Company’s effective tax rate (“ETR”) for the nine months ended September 30, 2026 and 2025, was 0% and 32.44%, respectively. The Company’s ETR decreased from the nine months ended September 30, 2025, due to the full valuation allowance placed on deferred tax assets during the fourth quarter of 2025. The ETR for the nine months ended September 30, 2025, deviated from the US federal statutory rate due to nondeductible expense.

Note 15– Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer comprises the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net (loss) income as the primary metric to assess performance and the allocation of resources. As such, the Company has determined that it operates as one operating and reportable segment. Segment assets, liabilities and stockholders’ equity are presented the same as disclosed on the consolidated balance sheets.

The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three months and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$7,640,885	$10,473,402	$21,675,664	$37,403,597
Cost of goods sold	3,346,797	1,204,794	8,781,424	2,743,409
Gross profit	4,294,088	9,268,608	12,894,240	34,660,188

General and administrative	529,308	531,385	1,528,461	1,944,285
Research and development	18,176	30,556	67,821	81,457
Sales and marketing	639,387	263,688	2,033,625	503,147
Professional fees	5,241,836	3,936,032	16,361,679	13,130,629
Compensation and related	6,934,669	3,000,513	18,027,427	12,017,452
Depreciation and amortization	706,661	57,644	1,936,415	172,344
Interest income, net	(6,359)	(143,284)	(93,397)	(236,616)
Other expense	1,606,064	123,345	2,198,928	120,275
Income tax expense	-	707,677	-	2,247,428
Segment expense	15,669,742	8,507,556	42,060,959	29,980,401
Net (loss) income	$(11,375,654)	$761,052	$(29,166,719)	$4,679,787

Note that the amounts presented above for research and development, sales and marketing, and general and administrative are exclusive of share-based compensation, payroll, and professional fee expenses.

Note 16 - Subsequent Events

On October 7, 2026, two executive officers of the Company, the Chief Executive Officer and Chief Operating Officer, each exercised 250,000 of their market stock options at an exercise price of $2.00 per share. The Company received cash proceeds of $1,000,000 and issued an aggregate of 500,000 shares of common stock upon exercise. These market options were included in the total options outstanding and exercisable as of September 30, 2026, in Note 12. The Company has evaluated subsequent events through the date the financial statements were issued and determined that no additional events require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations.

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

The aggregate purchase consideration of the asset acquisition consisted of (i) an upfront cash payment of approximately $15.0 million, (ii) the payment of $10.0 million upon BioTissue’s receipt of 510(k) clearance of the Catalyze product (the “Clearance Payment”), and (iii) royalty payments, as described below. As a result of BioTissue’s receipt of 510(k) clearance for the Catalyze product on June 5, 2026, we are required to pay BioTissue the Clearance Payment of $10.0 million to acquire the commercial rights to the Catalyze product.

Pursuant to Amendment No. 1 to the Asset Purchase Agreement, dated July 15, 2026 (“Amendment No.1”), the deadline for payment of the Clearance Payment was extended to August 13, 2026, and was further extended to September 15, 2026, subject to the timely payment of interim extension payments. On July 6, 2026, we paid BioTissue $500,000, allocated as (i) $250,000 as consideration for the extension of the payment deadline to August 13, 2026, and (ii) $250,000 as an advance against the Clearance Payment. The $250,000 advance reduced the remaining balance of the Clearance Payment, provided the full remaining balance was received by BioTissue on or before August 13, 2026, or September 15, 2026 if the further extension payment described below was timely made. On August 13, 2026, we paid BioTissue $500,000. Pursuant to Amendment No. 1, this additional payment served as consideration for a further extension of the payment deadline to September 15, 2026.

Pursuant to Amendment No.1, if we fail to make the additional $500,000 payment on its terms, or fail to pay the Clearance Payment by September 15, 2026, we forfeit all amounts paid under these extension provisions and the Clearance Payment will become immediately due and payable. We are in continued discussions with BioTissue with respect to the payment of the Clearance Payment, which has not yet been made, and we continue to seek debt and equity financing to fund the Clearance Payment. We will also pay a 7% royalty on net revenues earned from the assets acquired upon the technology transfer up to a $15.0 million cap.

In conjunction with the BioTissue asset acquisition in January 2026, we executed a Supply Agreement with BioTissue (the “Supply Agreement”). Under this agreement, BioTissue will continue to manufacture the Neox and Clarix brand products on our behalf for up to three years, as well as provide inventory storage and distribution services. We pay an agreed upon transfer price to BioTissue for each SKU manufactured, and an additional fee for the logistical support. We expect to complete a technology transfer to allow us to manufacture these products internally as soon as operationally feasible. Under the terms of the Supply Agreement, such transfer may occur as early as twelve months following the acquisition date.

In addition, under the Supply Agreement, BioTissue will manufacture the Catalyze product on our behalf, subject to our agreement with BioTissue regarding the transfer-pricing terms.

Amendment to Venture Medical Distribution Agreement

Effective January 1, 2026, we entered into an amendment to our distribution and services agreement with Venture Medical (the “Distribution Agreement”). Under the amended arrangement, the per unit consideration to be received upon shipment of our products to Venture decreased by at least 90%. As a result of the changes to the Distribution Agreement, we expect that the proportion of our revenue derived from Venture Medical will continue to decline significantly as compared to historical periods. During the three months ended September 30, 2026 and 2025, our single distributor customer accounted for approximately 11% and 99% of our unaudited consolidated revenue, respectively. During the nine months ended September 30, 2026 and 2025, our single distributor customer accounted for approximately 12% and 100% of our unaudited consolidated revenue, respectively. We believe this revised arrangement better aligns the commercial relationship with the current reimbursement environment and supports a more sustainable distribution model going forward.

Hesed Commercialization Agreement

We licensed the “AmnioWrap2” tradename and the Q-code from Hesed pursuant to an Exclusive Commercialization and IP Agreement (the “Commercialization Agreement”). On January 1, 2026, Hesed delivered written notice of termination of the Commercialization Agreement, pursuant to which the Commercialization Agreement terminated effective June 29, 2026. This decision was driven primarily by changes to Medicare reimbursement rates under the CMS fee schedules that became effective January 1, 2026, which rendered the sale of AW2 economically infeasible under the pricing terms of the Commercialization Agreement.

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

May 2026 Private Placement

On May 21, 2026, we entered into a Securities Purchase Agreement with an investor (the "Investor"), pursuant to which the Investor purchased 746,269 shares of our common stock, par value $0.001 per share, at a purchase price of $3.35 per share, for aggregate gross proceeds to us of approximately $2,500,000. The Securities Purchase Agreement includes price-based anti-dilution protection for the Investor. Specifically, for a period of nine months or until the closing of a third additional offering of our common stock or common stock equivalents, whichever occurs first, we are restricted from issuing or selling common stock, or any security convertible or exchangeable into common stock, at a price per share below $3.35 -- the price per share paid by the Investor in this transaction. This protection is subject to certain limited exceptions and a price per share adjustment floor of $0.70, with customary adjustments for stock dividends, stock splits, reorganizations, or similar events affecting our common stock. If as a result of the anti-dilution provisions, we are required to issue additional common stock to the Investor such that they would own greater than 19.99% of the outstanding shares of common stock or voting power, we will only issue shares up to the 19.99% cap, as the balance will be issued as a pre-funded warrant.

Committed Equity Facility

On September 18, 2026, we entered into a common stock purchase agreement (the “CSPA”) and a related registration rights agreement with Roth Principal Investments, LLC, establishing a Committed Equity Facility ("CEF") under which we have the right, but not the obligation, in our sole discretion, to sell up to $40,000,000 of shares of common stock from time to time over a period of up to 36 months following satisfaction of specified commencement conditions. Specifically, we may not effect sales of equity under the CEF until April 9, 2027, unless the restriction is waived. We control the timing and amount of any sales, which are subject to the conditions and limitations in the CSPA, including a $1.00 minimum closing-price threshold, per-share prices based on the volume weighted average price of the common stock less a fixed discount of 3.0% (for market open and intraday purchases) or 5.0% (for pre-market and post-market purchases), a 19.99% Nasdaq exchange cap of 3,585,375 shares (absent stockholder approval or an average purchase price of at least $4.3056 per share), and a 4.99% beneficial ownership limitation applicable to Roth Principal Investments. We agreed to pay Roth Principal Investments a cash commitment fee of $400,000, equal to 1.0% of the $40,000,000 commitment, payable out of the first proceeds of sales under the CEF at a 10% participation rate, and to reimburse specified expenses, and expect to use any net proceeds for working capital and general corporate purposes. The CSPA terminates automatically on the earliest of the first day of the month following the 36-month anniversary of the commencement date, the date on which Roth Principal Investments has purchased $40,000,000 of common stock, and delisting from the Nasdaq or bankruptcy events. We may terminate at any time after commencement upon 10 trading days’ notice without cost or penalty (subject to acceleration of the commitment fee if terminated within 90 days of the closing date). The registration statement on Form S-1 (File No. 333-299025) covering the resale by Roth Principal Investments of up to 12,050,000 shares of common stock issuable under the CSPA was declared effective on September 29, 2026. As of September 30, 2026, the Company has not drawn from the CEF.

September 2026 Private Placement

On September 29, 2026, we entered into a purchase agreement with certain institutional investors, pursuant to which we issued and sold in a private placement (the “September 2026 Private Placement”) 735,296 shares of common stock at a purchase price of $4.08 per share accompanied by (i) the Series A Warrants to purchase up to 735,296 shares of common stock and (ii) the Series B Warrants to purchase up to 735,296 shares of common stock, each Common Warrant having an exercise price of $3.83 per share. H.C. Wainwright & Co., LLC acted as the exclusive placement agent for the private placement. The Company paid the placement agent a cash fee equal to 7.0% of the gross proceeds and reimbursed certain of its expenses, for aggregate cash fees and expenses of $295,001. The Company also issued warrants to the placement agent to purchase 18,382 shares of common stock at an exercise price of $6.12, in substantially the same form as the Common Warrants. The September 2026 Private Placement closed on September 30, 2026.

Pursuant to the purchase agreement, each Common Warrant is exercisable immediately upon issuance. The Series A Warrants have a term of five years from the Effective Date. The Series B Warrants have a term of twenty-four (24) months from the Effective Date. The Common Warrants contain customary adjustment provisions for stock dividends, stock splits, pro rata distributions and similar events, and beneficial ownership limitations of 4.99% (or, upon election of the holder, 9.99%).

Under the Purchase Agreement, the Company may not, subject to certain exceptions, (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents, or file any registration statement or amendment or supplement thereto (other than as contemplated by the related registration rights agreement or a registration statement on Form S-8), until 30 days after the Effective Date, or (ii) effect or enter into an agreement to effect a “variable rate transaction,” which includes any transaction under an equity line of credit, until six months after the Effective Date.

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

Components of our Results of Operations

Revenue, Net

Our revenue, net is derived from selling our wound care and surgical products, less any administration fees, primarily through direct sales representatives, independent sales agents and distributors to private physician offices, wound care centers, hospital inpatient and outpatient settings, ambulatory surgery centers, nursing homes and federal facilities, whose medical professionals use our products to treat patients with advanced wound care and surgical needs. These medical professionals choose advanced wound care products based upon a variety of factors, including product efficacy, ease of product use, price, availability of coverage and adequate third-party reimbursement. We recognize revenue, net from product sales at a point in time when control of our product has transferred to the customer, which generally occurs upon shipment of the product. Shipping and handling costs that are charged to customers are included as a component of revenue with an equal offsetting amount included in cost of goods sold. Revenue, net is recognized in an amount that reflects the consideration that we expect to receive in exchange for the product, which is generally fixed. Based on prior experience, and the nature of the product, variable consideration resulting from product discounts is not material. Returns from customers are not accepted. Accordingly, there is no provision for sales returns recorded for any period presented.

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

Cost of goods sold includes product testing costs, quality assurance costs, personnel costs, manufacturing costs, raw materials and product costs, and depreciation and facility costs associated with our manufacturing and warehouse facilities. Through December 31, 2025, license fees on AW2 sales were included as part of cost of goods sold. Effective January 1, 2026, the Hesed license agreement was terminated. Any license fees are a component of cost of goods sold. Fluctuations in our cost of goods sold correspond with the fluctuations in these costs as well as sales volume.

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

General and Administrative Expenses

General, administrative and other expenses consist mainly of payroll expenses, share-based compensation, legal and professional fees, and general office expenses

Research and Development Expenses

Research and development expenses include clinical trial expenses, payroll expenses for our research and development personnel, expenses related to improvements in our manufacturing processes, enhancements to our currently available products, and additional investments in our product and platform development pipeline. We expense research and development expenses as incurred.

Depreciation and Amortization Expenses

Depreciation and amortization expenses relate to our property and equipment and intangible assets, respectively, with finite lives. We recognize depreciation and amortization expense on the straight-line method based on estimated useful lives.

Interest income, net

Interest income consists of interest earned on our cash balances. Interest expense consists of interest incurred from our debt obligations.

Other (expense) income

Other expense and income primarily consist of expense and income not related to operational activities.

Results of Operations for the Three Months and Nine Months Ended September 30, 2026 and 2025

Comparison of the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$7,640,885	$10,473,402	$21,675,664	$37,403,597
Cost of goods sold	3,346,797	1,204,794	8,781,424	2,743,409
Gross profit	4,294,088	9,268,608	12,894,240	34,660,188

Sales and marketing expenses	5,346,021	1,305,957	14,431,865	3,704,484
General and administrative expenses	7,536,166	4,498,341	21,235,115	18,367,104
Research and development expenses	481,189	1,957,876	2,352,033	5,605,382
Depreciation and amortization expense	706,661	57,644	1,936,415	172,344
Total operating expenses	14,070,037	7,819,818	39,955,428	27,849,314
(Loss) income from operations	(9,775,949)	1,448,790	(27,061,188)	6,810,874
Other (expense) income:
Interest income, net	6,359	143,284	93,397	236,616
Other (expense) income	(1,606,064)	(123,345)	(2,198,928)	(120,275)
Other (expense) income, net	(1,599,705)	19,939	(2,105,531)	116,341
Total (loss) income from operations before income taxes	(11,375,654)	1,468,729	(29,166,719)	6,927,215
Income tax expense	-	(707,677)	-	(2,247,428)
Net (loss) income	$(11,375,654)	$761,052	$(29,166,719)	$4,679,787

Basic net (loss) income per share attributable to common stockholders	$(0.64)	$0.05	$(1.68)	$0.28

Diluted net (loss) income per share attributable to common stockholders	$(0.64)	$0.03	$(1.68)	$0.20

Basic weighted average common shares outstanding	17,864,178	16,749,593	17,351,828	16,771,945

Diluted weighted average common shares outstanding	17,864,178	22,787,934	17,351,828	23,268,317

Revenue, net

For the three and nine months ended September 30, 2026, total revenue, net decreased $2,832,517, or 27% and $15,727,933, or 42% compared to the same periods in 2025, respectively. The decrease in revenue, net was primarily driven by reduced product pricing relating to our physician office sales dictated by CMS. On October 31, 2025, CMS issued a final rule updating Medicare reimbursement for skin substitute products. The rule (i) establishes uniform reimbursement across hospital outpatient departments, physician offices, and other sites of care, (ii) replaces the prior “ASP + 6%” reimbursement methodology with a fixed rate of $127.14 per square centimeter, subject to geographic adjustments, and (iii) reclassifies certain products as “incident-to” supplies under the physician fee schedule with a corresponding flat payment rate. This change from an ASP + 6% to a flat $127.14 methodology, which became effective January 1, 2026, decreased our revenue per square centimeter of our products used to treat chronic wounds in the physician office setting, in some cases, by up to 95%.

For the three and nine months ended September 30, 2026, total physician office revenue, net was $809,586 and $2,679,687, respectively, representing a decrease of $9,603,816, or 92% and $34,663,910, or 93% compared to the same periods in 2025, respectively. The total decrease in revenue, net for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was partially offset by our hospital revenue, net of $6,831,299 and $18,907,417, respectively, as a result of the BioTissue acquisition. There was no hospital revenue during 2025.

During the three months ended September 30, 2026 and 2025, our single distributor customer accounted for approximately 11% and 99% of our unaudited consolidated revenue, respectively. During the nine months ended September 30, 2026 and 2025, our single distributor customer accounted for approximately 12% and 100% of our unaudited consolidated revenue, respectively.

Cost of Goods Sold

For the three and nine months ended September 30, 2026, total cost of goods sold increased $2,142,003, or 178% and $6,038,015, or 220% compared to the same periods in 2025, respectively. The increases were attributable to $2,919,643 and $7,661,765 in higher contract manufacturing costs associated with the Neox® and Clarix® products during the three months and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively. The increases in cost of goods sold for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, were offset by lower cost of goods sold of $777,640 and $1,623,750, respectively, related to our lower physician office sales during 2026. We currently outsource the manufacturing of the Neox® and Clarix® brands, which has increased our cost of goods sold in the current year. Throughout 2025, all products were manufactured in our existing facility.

Gross Profit

For the three and nine months ended September 30, 2026, gross profit decreased $4,974,520, or 54% and $21,765,948, or 63% compared to the same periods in 2025, respectively. As described within the revenue, net and cost of goods sold discussion above, the decrease in overall revenue and increase in overall cost of goods sold for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, resulted in the respective declines in gross profit

Sales and Marketing Expenses

For the three and nine months ended September 30, 2026, total sales and marketing expenses increased $4,040,064, or 309% and $10,727,381, or 290% compared to the same periods in 2025, respectively. The increases were primarily driven by additional sales and marketing headcount resulting from the acquisition of the BioTissue surgical and wound care product lines during the three and nine months ended September 30, 2026. As a result, commission and other payroll related expenses increased $1,408,444 and $1,905,242, respectively, during the three months ended September 30, 2026 as compared to the same period in 2025. The remaining $726,378 increase in sales and marketing expenses for the three months ended September 30, 2026, as compared to the same period in 2025 was attributable to higher travel and entertainment costs of $233,084, marketing events and sponsorships of $228,616, professional fees incurred of $306,453, and other miscellaneous expenses of $159,024. These increases during the three months ended September 30, 2026 as compared to the same period in 2025 were offset by lower recruiting and training and development as well as media and public relations ("PR") expenses totaling $200,799.

Commission and other payroll related expenses increased $4,290,415 and $4,456,520, respectively, during the nine months ended September 30, 2026, as compared to the same period in 2025. The remaining $1,980,446 increase in sales and marketing expenses for the nine months ended September 30, 2026 as compared to the same period in 2025 was attributable to higher expenses incurred for travel and entertainment of $666,139, marketing events and sponsorships of $622,403, recruiting and training and development of $385,632, other professional fees of $736,062 , as well as other miscellaneous expenses of $380,562. These increases during the nine months ended September 30, 2026 as compared to the same period in 2025 were offset by a decrease in Media and PR expenses of $837,352.

General and Administrative Expenses

For the three and nine months ended September 30, 2026, total general and administrative expenses increased $3,037,825, or 68% and $2,868,011, or 16% compared to the same periods in 2025, respectively. For the three months ended September 30, 2026 as compared to the same period in 2025, the $3,037,825 increase in general and administrative expenses was largely driven by an increase in compensation expense of $2,029,526, which includes share-based compensation, general corporate communication expenses of $579,404, as well as general professional fees incurred of $442,648 mostly attributable to expenses incurred in relation to our registration statements during the three months ended September 30, 2026. These increases were offset by a total decrease in other general miscellaneous expenses of $13,753 during the three months ended September 30, 2026, as compared to the same period in 2025.

For the nine months ended September 30, 2026, as compared to the same period in 2025, the $2,868,011 increase in general and administrative expenses was primarily driven by increases in compensation expenses of $1,508,630, which includes share-based compensation, and general corporate communication expenses of $1,967,296. These increases were offset by decreases in cost incurred during the nine months ended September 30, 2026, as compared to the same period in 2025, relating to recruiting and training and development of $306,602, general professional fees of $176,536, as well as other general miscellaneous expenses totaling $124,776.

Research & Development Expenses

For the three and nine months ended September 30, 2026, total research and development expenses decreased $1,476,687, or 75% and $3,253,349, or 58% compared to the same periods in 2025, respectively. We have three significant R&D programs related to clinical trials, and the nature of costs across all clinical trials above are primarily site patient fees, labor, and monitoring fees. During the three months ended September 30, 2026 as compared to the same period in 2025, the $1,476,687 decrease was primarily driven by a $1,400,313 decrease in clinical trial expenses with the remaining decrease of $76,374 attributable to less total internal R&D costs incurred unrelated to the clinical trial studies.

For the nine months ended September 30, 2026, as compared to the same period in 2025, the $3,253,349 decrease was primarily driven by a $2,999,729 decrease in clinical trial expenses with the remaining decrease of $253,620 attributable to less total internal R&D costs incurred unrelated to the clinical trial studies.

The overall decrease in clinical trial expenses incurred in 2026 is a result of our current trials nearing their end.

Depreciation & Amortization Expense

For the three and nine months ended September 30, 2026, total depreciation and amortization expense increased $649,017 or 1,126% and $1,764,071, or 1,024% compared to the same periods in 2025, respectively. During the three and nine months ended September 30, 2026, compared to the same periods in 2025 depreciation expense was consistent period to period, while amortization expense increased by $642,465 and $1,745,886, respectively. The increase in amortization expense during the three and nine months ended September 30, 2026, compared to the same periods in 2025 was largely attributable to amortization expense relating to the intangible assets acquired from BioTissue.

Other (Expense) Income, net

For the three months ended September 30, 2026 and 2025, we recognized other expense, net of $1,599,705 and other income, net of $19,939, respectively, representing a decrease of $1,619,644, or 8,123%. This decrease was attributable to a $136,925 decrease in interest income as well as an increase in other expenses of $1,482,719. The increase in other expenses for the three months ended September 30, 2026, as compared to the same period in 2025 was largely driven by $1,000,000 in extension payments to BioTissue relating to the Clearance Payment as well as $336,926 in issuance cost relating to the September private placement. The remaining $145,793 increase in other expenses was attributable to a $39,172 day one loss recognized on the issuance of warrants as part of the September private placement, filing fee expenses, as well as expenses related to a financing arrangement that was never executed.

For the nine months ended September 30, 2026 and 2025, we recognized other expense, net of $2,105,531 and other income, net of $116,341, respectively, representing a decrease of $2,221,872, or 1,910%. This decrease was attributable to a $143,219 decrease in interest income as well as an increase to other expense of $2,078,653. The increase in other expense was largely attributable to the factors described above paired with the change in fair value of our consideration payable of $1,412,000 offset by the $ 815,250 gain on debt extinguishment that occurred during the nine months ended September 30, 2026.

Income Tax Expense

For the three and nine months ended September 30, 2026, total income tax expense was $0 compared to $707,677 and $2,247,428 for the three and nine months ended September 30, 2025, respectively. Our effective tax rate (“ETR”) for the nine months ended September 30, 2026 and 2025, was 0% and 32.44%, respectively. Our ETR decreased from the nine months ended September 30, 2025, due to the full valuation allowance placed on deferred tax assets during the fourth quarter of 2025.

Net (loss) Income

As a result of the above factors, we had a net loss for the three and nine months ended September 30, 2026, of $11,375,654 and $29,166,719, respectively, as compared to net income of $761,052 and $4,679,787 for the three and nine months ended September 30, 2025, respectively.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $971,145. During the three months ended September 30, 2026 and 2025, we had a net loss of $11,375,654 and net income of $761,052, respectively. We had a net loss of $29,166,719 and net income of $4,679,787 during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $50,341,035.

We expect to incur net losses and negative cash flows from operations for at least the next twelve months due to recent changes to product pricing determined by CMS and have contractual obligations over the next twelve months related to the BioTissue acquisition and an existing promissory note. In addition, as a result of receiving 510(k) clearance of the Catalyze product in June 2026, we were required to pay BioTissue additional consideration of up to $10,000,000, which has not yet been paid and became immediately due and payable under Amendment No. 1 following September 15, 2026, as described above in the Recent Developments section of this management discussion and analysis. As such, we will require additional liquidity to continue our operations and meet our obligations over the next 12 months. We plan to finance our operations and development needs with cash derived from anticipated sales of our products as well as additional capital through a combination of public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Under the purchase agreement for the September 2026 Private Placement, we may not effect sales under the CEF until April 9, 2027, unless the restriction is waived. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis, or at all. If we are unable to obtain sufficient capital when needed, we may be required to delay, scale back, or eliminate some or all of our operations and development activities, seek protection under applicable bankruptcy or insolvency laws, or otherwise wind down our operations. Accordingly, substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of these financial statements. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may be necessary if we were unable to continue as a going concern.

We will require additional liquidity to continue our operations and meet our obligations over the next 12 months. We plan to finance our operations and development needs with cash derived from anticipated sales of our products as well as additional capital through a combination of public or private equity offerings, debt financing, strategic collaborations or licensing arrangements. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis, or at all. If we are unable to obtain sufficient capital when needed, we may be required to delay, scale back, or eliminate some or all of our operations and development activities, seek protection under applicable bankruptcy or insolvency laws, or otherwise wind down our operations. Accordingly, substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of these financial statements. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may be necessary if we were unable to continue as a going concern.

Our primary uses of cash are working capital requirements, our BioTissue asset acquisition, capital expenditures, and upcoming debt service payments. Working capital is used principally for payroll costs as well as manufacturing costs related to the production of our products. Our working capital requirements vary from period to period depending on manufacturing requirements, the timing of product shipments and the payment cycles of our customers and third-party payers. Our agreements with customers typically have payment terms of between 30-90 days. Generally, our vendors require payments from us within 30 days of an invoice date. The timing difference between when we collect payments from customers and when we pay our vendors could affect our liquidity and our ability to manage working capital. Our capital expenditures consist primarily of building improvements, and manufacturing equipment. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. We will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

To the extent additional funds are necessary to meet our liquidity needs, we anticipate that they will be obtained through additional equity or debt financing, other strategic financing transactions or a combination of these potential sources of funds. Such financing may not be obtained and if obtained may be on terms that are unfavorable to us or our shareholders, and any equity financing may result in dilution to existing shareholders.

As of September 30, 2026, we had total current assets of $16,133,736 and total current liabilities of $22,169,888 compared to total current assets of $44,403,449 and total current liabilities of $10,783,580 as of December 31, 2025.

As of September 30, 2026, we had a cash and cash equivalents balance of $971,145, a decrease of $28,577,873, as compared to $29,549,018 in cash and cash equivalents as of December 31, 2025.

Debt Obligations

GMA Bridge Fund Loans

On April 27, 2026, we entered into a Settlement Agreement and Release with GMA to resolve all disputes arising from the previous outstanding notes payable and related arbitration proceedings.

Under the terms of the Settlement Agreement and Release, we extinguished our total outstanding obligation to GMA of $5,315,250, comprised of $3,000,000 in original principal and $2,315,250 in accrued interest, through a cash payment of $3,500,000 and the issuance to GMA of a new $1,000,000 secured promissory note, resulting in an $815,250 gain on extinguishment of debt, which was recognized as other income during the nine months ended September 30, 2026. The new promissory note, issued pursuant to a Bridge Loan Agreement and Promissory Note dated April 27, 2026, bears interest at a rate of 0.50% per month for the first six months and 0.75% per month thereafter, and matures on April 27, 2027. The note is secured by a mortgage on our property located at 2836 Center Port Circle in Pompano Beach, Florida. As of September 30, 2026, the full $1,000,000 principal amount of the note remained outstanding, and we will need to repay it, together with accrued interest, from available cash or additional financing on or before its maturity date.

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(15,186,242)	$7,102,864
Net cash used in investing activities	(15,245,386)	(1,654,436)
Net cash provided by (used in) financing activities	1,853,755	(1,123,017)
Net change in cash	(28,577,873)	4,325,411
Cash end of period	$971,145	$27,158,117

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was $15,186,242, which resulted from a net loss of $29,166,719 offset by the add-back of net non-cash charges of $8,778,971 and net cash of $5,201,506 provided by changes in operating assets and liabilities. Non-cash charges consisted of stock-based compensation expense, depreciation and amortization expense, the expense recognized on the fair value adjustment of our contingent consideration, and expenses associated with the issuance of warrants. The addition of these non-cash charges was partially offset by a deduction from our gain on debt extinguishment. The cash inflow from changes in operating assets and liabilities resulted from a decrease in accounts receivable of $3,274,440, a decrease in prepaid expenses and other assets of $9,968, an increase in accounts payable and accrued expenses of $5,915,638, as well as an increase in accrued interest of $114,083 during the nine months ended September 30, 2026. The cash inflow from changes in operating assets and liabilities was offset by cash outflows due to an increase in inventory of $3,574,198, a decrease in payables excluding accounts payable and accrued expenses of $326,712, as well as a decrease in other current and long-term liabilities of $211,713 during the nine months ended September 30, 2026.

Net cash provided by operating activities for the nine months ended September 30, 2025, was $7,102,864 which resulted from net income of $4,679,787, the add-back of net non-cash charges of $6,099,044 offset by net cash outflows of $3,675,967 from changes in operating assets and liabilities. Non-cash charges consisted of stock-based compensation expense as well as depreciation and amortization expense. The addition of these non-cash charges was partially offset by a deduction from a deferred tax benefit during the nine months ended September 30, 2025. The cash outflows from changes in operating assets and liabilities were due to increases in inventory of $904,980 and prepaid expenses and other assets of $847,831 and decreases in total payables and accrued expenses and other current and long-term liabilities totaling $5,122,271 during the nine months ended September 30, 2025. These outflows were partially offset by cash inflows from changes in operating assets and liabilities, which resulted from a decrease in accounts receivable of $3,002,098 and an increase in accrued interest of $197,017 during the nine months ended September 30, 2025.

Investing Activities

Net cash used in investing activities was $15,245,386 for the nine months ended September 30, 2026, compared to $1,654,436 for the nine months ended September 30, 2025. Net cash used in investing activities during the nine months ended September 30, 2026, related to cash paid for the BioTissue acquisition of $15,018,371, the purchases of property and equipment and construction-in-process of $57,925, and the development of internal-use software of $169,090. During the nine months ended September 30, 2025, cash used in investing activities was $2,904,436 related to purchases of property and equipment and construction-in-process, which was offset by proceeds of $1,250,000 received from the repayment on a short-term loan receivable.

Financing Activities

Net cash provided by financing activities was $1,853,755 for the nine months ended September 30, 2026, compared to $1,123,017 of cash used in financing activities for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the net cash provided by financing activities consisted of $5,353,755 in proceeds, net of issuance costs, from the issuance of common stock as discussed in the “May 2026 Private Placement” and “September 2026 Private Placement” sections above in this management discussion and analysis, offset by the $3,500,000 payment we made on notes payable. During the nine months ended September 30, 2025, cash used in financing activities was attributable to repayments on notes payable of $1,171,351 offset by proceeds of $48,334 due to the exercise of a warrant.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no changes to our critical accounting policies and estimates from those previously disclosed in our Form 10.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2026.

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. The information presented below updates, and should be read in conjunction with, the risk factors and information previously disclosed in Item 1A, “Risk Factors” in our Registration Statement on Form 10.

We will require additional financing in the future to fund our operations, and if we are unable to obtain such financing, we may be required to implement workforce reductions and other cost-cutting measures, and raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights.

We will need additional capital in the future to fund our operations and meet our near-term obligations. Under the Asset Purchase Agreement with BioTissue, as amended by Amendment No. 1, we are obligated to pay BioTissue a $10,000,000 Clearance Payment as a result of BioTissue’s receipt of 510(k) clearance for the Catalyze product. The Clearance Payment was due by September 15, 2026, and as of the date of this Quarterly Report it has not been made. We are in continued discussion with BioTissue with respect to the payment of the Clearance Payment. We also have a $1,000,000 secured promissory note payable to GMA Bridge Fund, LLC that matures on April 27, 2027 and is secured by a mortgage on our headquarters.

Although we have entered into the CEF, our ability to sell shares under it is subject to a $1.00 minimum closing price, an exchange cap and other conditions, and is restricted by covenants in our existing financing agreements, which also limit our ability to pursue other financing structures. As a result, we may be unable to access the CEF when needed and will depend on other sources of debt or equity financing to continue our operations.

We expect to seek additional capital through a combination of public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. If we raise capital by selling equity, convertible debt securities or other equity-based derivative securities, your ownership interest will be diluted. The terms of these securities may also include liquidation or other preferences that adversely affect your rights as a stockholder. Any indebtedness we incur could involve restrictive covenants, such as limitations on our ability to incur additional debt, declare dividends, pledge our assets, make capital expenditures and other operating restrictions that could adversely impact our ability to conduct our business. In addition, any issuance of equity or debt securities, or the perception in the market that such an issuance may occur, could cause the market price of our common stock to decline.

Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may be required to delay, scale back or discontinue certain commercial, development and capital expenditure programs.

In addition, whether or not we obtain additional financing, we have begun implementing a cost reduction and operational efficiency program that we expect to reduce our annualized cash operating expenses and conserve cash, which could include reducing our workforce, deferring discretionary spending or renegotiating or terminating certain contractual arrangements. Any such measures may not result in the anticipated cost savings or other benefits, or may take longer than expected to achieve, and we may incur unanticipated charges, including severance, benefits and other termination-related costs, in connection with their implementation. Workforce reductions and other cost-cutting measures could also result in the loss of institutional knowledge and expertise, the attrition of employees and independent sales agents beyond the intended reductions, decreased employee morale, disruption to our operations, including our ongoing integration of the business acquired from BioTissue, our planned technology transfer and our commercialization efforts, and an impairment of our ability to attract and retain qualified personnel, to maintain effective internal controls and to comply with our reporting obligations as a public company. Moreover, such measures may not be sufficient to allow us to meet our obligations as they become due, including our obligation to pay the Clearance Payment to BioTissue and to repay our secured promissory note, and we may be required to take additional measures in the future. Any of the foregoing could materially and adversely affect our business, liquidity, financial condition, results of operations, and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2026, four employees each received an aggregate of 3,802 stock options with a grant date fair value of $10,000 to purchase shares of our common stock at an exercise price of $3.15 per share. The stock options vest over three years with 33% vesting after one year, then quarterly thereafter.

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

On September 30, 2026, pursuant to a securities purchase agreement dated September 29, 2026 with certain institutional investors, we issued and sold, in the September 2026 Private Placement, 735,296 shares of common stock at a purchase price of $4.08 per share, together with Series A Warrants and Series B Warrants, each exercisable for up to 735,296 shares of common stock at an exercise price of $3.83 per share, for aggregate gross proceeds of approximately $3,000,008. In connection with the September 2026 Private Placement, we paid H.C. Wainwright & Co., LLC, as placement agent, cash fees and expenses of $295,001 and issued to it Placement Agent Warrants exercisable for up to 18,382 shares of common stock at an exercise price of $6.12 per share. The shares of common stock, the Series A Warrants, the Series B Warrants and the Placement Agent Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Departure of Directors or Certain Officers

On November 10, 2026, Michael Fortunato notified the Company of his intention to retire from his position as Principal Accounting Officer, effective December 18, 2026. Upon the effectiveness of Mr. Fortunato's retirement, Brandon Poe, the Company’s Chief Financial Officer, will assume the responsibilities of Principal Accounting Officer.

(c) 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2026).
10.1

Amendment No. 1 to Asset Purchase Agreement, dated July 15, 2026 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 24, 2026).

10.2

Common Stock Purchase Agreement with Roth Principal Investments, LLC dated September 18, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2026).

10.3

Registration Rights Agreement with Roth Principal Investments, LLC dated September 18, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2026).

10.4

Form of Securities Purchase Agreement with Intracoastal Capital LLC, Anson Investments Master Fund LP and Anson East Master Fund LP dated September 29, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2026).

10.5

Form of Registration Rights Agreement with Intracoastal Capital LLC, Anson Investments Master Fund LP and Anson East Master Fund LP dated September 29, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2026).

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

BioStem Technologies, Inc.

Date: November 12, 2026	By:	/s/ Jason Matuszewski
Jason Matuszewski
Chief Executive Officer (Duly Authorized Officer)

Date: November 12, 2026	By:	/s/ Brandon Poe
Brandon Poe
Chief Financial Officer (Principal Financial Officer)